Form 10-Q
period 2020-09-30
Supernova Partners Acquisition Company, Inc.
filed 2020-12-04
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Supernova Partners Acquisition Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39641	85-2800538
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4301 50th Street NW Suite 300, PMB 1044 Washington, D.C.	20016
(Address of Principal Executive Offices)	(Zip Code)

(202) 918-7050

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one warrant	SPNV.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPNV	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SPNV WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

As of December 4, 2020, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Deferred offering costs associated with initial public offering	$467,656
Total Assets	$467,656

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$24,450
Accrued expenses	293,375
Franchise tax payable	16,488
Note payable - related party	98,599
Total current liabilities	432,912
Deferred legal fees	35,000
Total Liabilities	467,912

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)(2)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(25,256)
Total stockholders' deficit	(256)
Total Liabilities and Stockholders' Deficit	$467,656

(1)

This number includes up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

(2)

Shares and the associated amounts have been retroactively restated to reflect the 6-for-7 stock split of the Class B common stock on October 20, 2020, resulting in an aggregate of 10,062,500 shares of Class B common stock outstanding (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$8,768
Franchise tax expenses	16,488
Net loss	$(25,256)

Weighted average shares outstanding, basic and diluted (1)(2)	8,750,000

Basic and diluted net loss per share	$(0.00)

(1)

This number excludes an aggregate of up to 1,312,500 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

(2)

Shares and the associated amounts have been retroactively restated to reflect the 6-for-7 stock split of the Class B common stock on October 20, 2020, resulting in an aggregate of 10,062,500 shares of Class B common stock outstanding (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 31, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	-	-	10,062,500	1,006	23,994	-	25,000
Net loss	-	-	-	-	-	(25,256)	(25,256)
Balance - September 30, 2020 (unaudited)	-	$-	10,062,500	$1,006	$23,994	$(25,256)	$(256)

(1)

This number includes up to 1,312,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

(2)

Shares and the associated amounts have been retroactively restated to reflect the 6-for-7 stock split of the Class B common stock on October 20, 2020, resulting in an aggregate of 10,062,500 shares of Class B common stock outstanding (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(25,256)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	1,568
Changes in operating assets and liabilities:
Accrued expenses	7,200
Franchise tax payable	16,488
Net cash used in operating activities	0

Cash Flows from Financing Activities:
Proceeds from note payable to related party	97,031
Offering costs paid	(97,031)
Net cash provided by financing activities	-

Net increase in cash	-

Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Deferred offering costs included in accrued expenses	$286,175
Deferred offering costs included in accounts payable	$24,450
Deferred legal fees	$35,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of organization, business operations and basis of presentation

Supernova Partners Acquisition Company, Inc. (the “Company”) is a blank check company incorporated in Delaware on August 31, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Supernova Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, the Company consummated its Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.1 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.1 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $402.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per- share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) will agree not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemptions in connection with its initial Business Combination or redeem 100% of the Public Shares if the Company does not complete a Business Combination within the initial Combination Period (as defined below) or with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 23, 2022 (as such period may be extended by the Company’s stockholders in accordance with the Certificate of Incorporation, the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Affiliates of the Company’s Co-Chairs (the “forward purchasers”) have entered into forward purchase agreements with the Company which provides for the purchase by the forward purchasers of shares of Class A common stock in an aggregate share amount equal to 5,000,000 shares of Class A common stock, plus an aggregate of 1,666,667 warrants exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of the initial business combination. The warrants to be issued as part of the forward purchase agreements will be identical to the warrants sold as part of the units in the initial public offering. The obligations under the forward purchase agreements do not depend on whether any shares of Class A common stock are redeemed by the Company’s public stockholders.

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from August 31, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 29, 2020 and October 22, 2020, respectively.

Liquidity and capital resources

As of October 23, 2020, the Company had approximately $1.8 million in cash, and working capital of approximately $1.5 million (not taken into account tax obligations).

Prior to September 30, 2020, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $99,000 under the Note (Note 4).  Subsequent to September 30, 2020, the Company’s liquidity has been satisfied with additional loan from the net proceeds of approximately $84,000, for a total of approximately $183,000 under the Note, and the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. The Company repaid the Note in full on October 23, 2020.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of significant accounting policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At October 23, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2020.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 1,312,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 6). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.  The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent accounting pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On October 23, 2020, the Company consummated its Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.1 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related party transactions

Founder shares

On September 9, 2020, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On September 14, 2020, the Company effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, the Company effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

10,062,500 Founder Shares (see Note 7). All shares and associated amounts have been adjusted to reflect the stock splits. The initial stockholders agreed to forfeit, after giving effect to the stock split that occurred on October 20, 2020, up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the initial Business Combination that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the common stock shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Private placement warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,700,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.1 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (except in certain limited circumstances) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related party loans

On September 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $183,000 under the Note and fully repaid the Note in full on October 23, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5—Commitments and contingencies

Registration rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $8.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions.

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ deficit

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of October 23, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 9, 2020, the Company issued 11,500,000 shares of Class B common stock. On September 14, 2020, the Company effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, the Company effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares. All shares and associated amounts have been adjusted to reflect the stock splits. Of these, up to 1,312,500 shares of Class B common stock are subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the number of shares of Class B common stock would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

Only holders of Class B common stock will have the right to elect directors or remove directors prior to the completion of the initial Business Combination. These provisions in the amended and restated certificate of incorporation may only be amended by a resolution passed by the holders of a majority of the Class B common stock. Holders of the Class A common stock and holders of the Class B common stock of record are entitled to one vote for each share held on all other matters to be voted on by stockholders, including any vote in connection with the initial Business Combination, and vote together as a single class, except as required by law or the applicable rules of the NYSE.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amount issued in the Initial Public Offering and related to the closing of the initial Business

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, an affiliate of our sponsor or any of the Company’s officers or director.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The warrants have an exercise price of $11.50 per share, subject to adjustments. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities (excluding the potential forward purchase securities as described in the prospectus) for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 10-trading day period starting on the trading day after the day on which the Company consummated the initial business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees, except in certain limited circumstances. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:     Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:    Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•

if, and only if, the last reported sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above;

The “fair market value” of Class A common stock shall mean the volume-weighted average price of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7—Subsequent events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed above and in Note 3 and 4, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “Supernova Partners Acquisition Company, Inc.,” “Supernova,” “our,” “us” or “we” refer to Supernova Partners Acquisition Company, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Supernova Partners LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, we consummated our Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,700,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.1 million.

Upon the closing of the Initial Public Offering and the Private Placement, $402.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.  If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 23, 2022 (as such period may be extended by the stockholders in accordance with the Certificate of Incorporation, the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and capital resources

As of October 23, 2020, we had approximately $1.8 million in cash, and working capital of approximately $1.5 million (not taken into account tax obligations).

On October 23, 2020, we consummated the Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at a price of $10.00 per unit, generating net proceeds of $402.5 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,700,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of approximately $10.1 million.

Prior to September 30, 2020, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founders Shares, and loan proceeds from our Sponsor of approximately $99,000 under the Note.  Subsequent to September 30, 2020, our liquidity has been satisfied with additional loan from the net proceeds of approximately $84,000, for a total of approximately $183,000 under the Note, and the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We repaid the Note in full on October 23, 2020.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures to and from the office, plants or similar locations of prospective Business Combination candidates, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 31, 2020 (inception) through September 30, 2020, we had net loss of approximately $25,000, which consisted of approximately $8,800 in general and administrative expenses and approximately $16,000 in franchise tax expense.

Contractual Obligations

Registration rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $8.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions.

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in October 2020.

Net loss per common share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 1,312,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.  The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on October 22, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2020, our Sponsor paid $25,000 to cover for certain offering costs in exchange for 11,500,000 Founder Shares, or approximately $0.002 per share. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On September 14, 2020, we effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On September 24, 2020, the Sponsor transferred 34,500 founder shares to each of the five independent director nominees. On October 20, 2020, we effectuated a 6-for-7 stock split of the Founder Shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares.

On October 23, 2020, we consummated the Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units. The Units sold were sold at an offering price of $10.00 per unit, generating total gross proceeds of $402.5 million. J.P. Morgan Securities LLC and Jefferies LLC acted as representatives for the several underwriters. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249053). The Securities and Exchange Commission declared the registration statement effective on October 20, 2020.

Simultaneous with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 6,700,000 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of approximately $10.1 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, $402.5 million was placed in the Trust Account.

We paid a total of $14.1 million in underwriting discounts and commissions and $22.8 million for other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, the sale of the Private Placement Warrants and the sale of the Founder Shares, see Part I, Item 2 of this Quarterly Report.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: December 4, 2020	SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer