Form 10-K
period 2020-12-31
Supernova Partners Acquisition Company, Inc.
filed 2021-03-31
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39641

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2800538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4301 50th Street NW Suite 300, PMB 1044 Washington, D.C.	20016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 918-7050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A common stock, $0.0001 par value, and one-third of one warrant to purchase one Class A common stock	SPNV.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPNV	The New York Stock Exchange
Warrants to purchase Class A common stock	SPNV WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

At March 16, 2021, there were 40,250,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“we,” “us,” “company” or “our company” are to Supernova Partners Acquisition Company, Inc., a Delaware corporation;
•	“Board” refers to our board of directors;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;
•

“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering;
•	“management” or our “management team” refers to our officers and directors;
•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
•

“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team, Board to the extent any of them purchases public shares, provided that each such initial stockholder’s and individual’s status as a “public stockholder” shall only exist with respect to such public shares;

•

“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;

•

“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers that we may determine to make in connection with financing our initial business combination;

•	“sponsor” are to Supernova Partners LLC, a Delaware limited liability company, in which certain of our officers and directors are beneficial owners;
•

“units” are the units sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), the units sold upon the underwriter’s exercise of their over-allotment option and the forward purchase units sold to our sponsor; and

•	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to complete our initial business combination, including our recently announced business combination with Offerpad (as defined below);
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	Our future financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item IA. "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.Business

Overview

We are an early stage blank check company incorporated on August 31, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. We intend to partner with an advantaged growth company that benefits from thematic shifts and tech-enabled trends.

Significant Activities Since Inception

On October 23, 2020, the Company consummated its initial public offering of 40,250,000 units, including 5,250,000 additional units to cover over-allotments. Each unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one-third of one warrant, each whole warrant entitling the holder to purchase one share of Class A common stock at $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneously with the consummation of the initial public offering and the sale of the units, the Company consummated the private placement (“private placement”) of an aggregate of 6,700,000 warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $10,500,000.

A total of $402,500,0000 of the net proceeds from our initial public offering (including the over-allotment) and the private placement with the sponsor were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on October 21, 2020 on the NYSE under the symbol “SPNV.U”. On December 11, 2021, the securities comprising the units began separate trading. The common stock and warrants trade on the NYSE under the symbols “SPNV” and “SPNV WS,” respectively.

Our founders have also completed the initial public offering of Supernova Partners Acquisition Company II, Ltd. ("Supernova II") and Supernova Partners Acquisition Company III, Ltd. ("Supernova III"), each a blank check company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination. Neither Supernova II nor Supernova III have entered into a definitive agreement in connection with a business combination as of the date of this Annual Report. Each of our founders is a director of each of Supernova II and Supernova III.

Recent Developments

On March 17, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Orchids Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of us (“First Merger Sub”), Orchids Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of us (“Second Merger Sub”), and OfferPad, Inc., a Delaware corporation (“Offerpad”).

Pursuant to the Merger Agreement, the parties will enter into a business combination transaction (the “Offerpad Business Combination”) by which (i) First Merger Sub will merge with and into Offerpad, with Offerpad being the surviving entity in the merger (the “First Merger”), and (ii) Offerpad will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). In connection with the Closing, we will change our name to “Offerpad Solutions, Inc.”

The proposed Offerpad Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of Supernova and Offerpad and the satisfaction or waiver of certain other customary conditions, as summarized below.

Merger Agreement

Merger Consideration

The value of the aggregate equity consideration to be paid to Offerpad’s stockholders and optionholders in the Transactions will be equal to $2,250,000,000 (the “Equity Value”). At the Closing, each share of common stock and preferred stock of Offerpad that is issued and outstanding immediately prior to the effective time of the First Merger (other than “Excluded Shares”, as defined in the Merger Agreement) will be cancelled and converted into the right to receive a number of shares of Supernova common stock equal to an exchange ratio determined by dividing the Equity Value by the “Aggregate Fully Diluted Company Common Stock” (as defined in the Merger Agreement).

At the Closing, each option to purchase Offerpad common stock, whether vested or unvested, will be assumed and converted into an option to purchase a number of shares of Supernova Class A common stock in the manner set forth in the Merger Agreement.

High Vote Shares

Immediately prior to the Closing, our certificate of incorporation will be amended and restated to, among other things, (i) reclassify all outstanding shares of our outstanding Class B common stock into shares of Class A common stock, and (ii) provide that each share of Class A common stock will be entitled to one vote per share and each share of Class B common stock will be entitled to ten votes per share (the “high vote”). In connection with the Transactions, the shares of our common stock received as consideration by Brian Bair, the Chief Executive Officer and Founder of Offerpad, will be Class B shares, and will entitle Mr. Bair to the high vote for so long as certain specified conditions with respect to Mr. Bair’s service to the business and ownership of shares continue to be met. Mr. Bair’s Class B shares will provide him with approximately 35% of the voting power of the outstanding common stock of the post-Transaction company, assuming no redemptions by Supernova’s stockholders.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties, which will terminate and be of no further force and effect as of the Closing.

Covenants

The Merger Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Transactions, (ii) the parties’ efforts to satisfy conditions to consummation of the Transactions, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities), (iii) prohibitions on the parties soliciting alternative transactions, (iv) our Company preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of our stockholders to vote in favor of certain matters (the “Supernova Stockholder Matters”), including the adoption of the Merger Agreement and approval of the Transactions, at a special meeting to be called therefor (the “Special Meeting”), and (v) the protection of, and access to, confidential information of the parties.

Conditions to Closing

The consummation of the Transactions is subject to customary closing conditions, including, among others: (i) approval by our and Offerpad’s respective stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iv) our Company having at least $5,000,001 of net tangible assets as of the Closing, (v) receipt of approval for listing on the New York Stock Exchange of the shares of Supernova Class A common stock to be issued in connection with the Transactions, (vi) the effectiveness of the registration statement on Form S-4, (vii) the accuracy of the parties’ respective representations and warranties (subject to specified materiality thresholds) and the material performance of the parties’ respective covenants and other obligations and (viii) solely as relates to Offerpad’s obligation to consummate the Transactions, our Company having at least $250,000,000 of available cash at the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing: (i) by mutual written consent of Offerpad and us; (ii) by either our Company or Offerpad (a) if the Transactions are not consummated on or before September 17, 2021, (b) if a governmental entity has issued an order or taken any other action that is final and nonappealable and permanently enjoins or prohibits the Transactions, (c) in the event of certain uncured breaches by the other party or (d) if, at the Special Meeting, the Transactions and the other Supernova Stockholder Matters are not approved by the requisite holders of Supernova’s outstanding shares of common stock; or (iii) by us if Offerpad does not deliver approval of the Transactions by the requisite holders of its capital stock within seven days after the registration statement on Form S-4 is declared effective.

Related Agreements

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, we, our Sponsor, our independent directors, certain former stockholders of Offerpad and the other parties thereto will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which we will agree to register for resale certain shares of its common stock and other equity securities that are held by the parties thereto from time to time.

PIPE Subscription Agreements

Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement 20,000,000 shares of our Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing. The shares of Class A common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.

Forward Purchase Agreements

In connection with the closing of our initial public offering, we entered into forward purchase agreements pursuant to which Ancient 1604 LLC and 75 and Sunny LP, affiliates of Alexander M. Klabin and Spencer Rascoff, respectively, agreed to purchase our Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The shares of Class A common stock and warrants to be issued pursuant to the Forward Purchase Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with our Sponsor, Offerpad and our directors and officers. Pursuant to the Sponsor Support Agreement, our Sponsor and our directors and officers have, among other things, agreed to vote all of their shares of our capital stock in favor of the approval of the Transactions. In addition, our Sponsor has agreed that 20% of its shares of Class B common stock issued in connection with the initial public offering (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of our Class A common stock equals or exceeds $12.00 for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of Supernova. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

Offerpad Holders Support Agreement

In connection with the execution of the Merger Agreement, we entered into a support agreement (the “Offerpad Holders Support Agreement”) with Offerpad and certain stockholders of Offerpad pursuant to which such stockholders have, among other things, agreed to vote to adopt and approve, upon the registration statement on Form S-4 being declared effective, the Merger Agreement and all other documents and transactions contemplated thereby. The Offerpad Holders Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

Certain Transfer Restrictions

Additionally, Offerpad stockholders will be subject to certain restrictions on transfer with respect to the shares of Supernova common stock issued as part of the merger consideration (the “Lock-Up Shares”) pursuant to the form of bylaws to be adopted by our Company immediately prior to the Closing. Such restrictions begin at Closing and end on the date that is the earlier of (A) 180 days after the Closing and (B)(i) with respect to 33% of the Lock-Up Shares if the closing price of the Supernova common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days following the Closing and (ii) with respect to an additional 50% of the Lock-Up Shares if the closing price of the Supernova common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days following the Closing.

The foregoing descriptions of the Merger Agreement, Registration Rights Agreement, PIPE Subscription Agreements, Sponsor Support Agreement and the Offerpad Holders Support Agreement and the transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements, copies of which are respectively filed as Exhibits 2.1, 10.1, 10.2, 10.3 and 10.4 to our Current Report on Form 8-K filed on March 18, 2021. The aforementioned agreements and the foregoing descriptions thereof have been included to provide investors and stockholders with information regarding the terms of such agreements. They are not intended to provide any other factual information about the parties to the respective agreements. The respective representations, warranties and covenants contained in such agreements were made only as of specified dates for the purposes of each such agreement, were solely for the benefit of the parties to each such agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the respective representations, warranties and covenants contained in each such agreement and discussed in the respective foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC, and, with respect to the Merger Agreement, are also qualified in important part by confidential disclosure schedules delivered by the parties to each other in connection with the Merger Agreement. Investors and stockholders are not third-party beneficiaries under the Merger Agreement or other foregoing agreements except as expressly contemplated therein. Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Merger Agreement and each such other agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Acquisition Criteria

Consistent with our acquisition process, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines as primary filters in evaluating acquisition opportunities, but we may decide to enter into our initial combination with a target business that does not meet some of these criteria and guidelines. We intend to focus on businesses with:

•	Large addressable market. We will focus on investing in a business that addresses a large market that creates the opportunity for attractive long-term growth prospects.
•	Growth. We believe that sustainable growth provides a company with access to the capital, talent and resources necessary for long-term success.
•

Management team. We intend to partner with a management team that has a well-defined vision for the company and the sector in which they operate. We intend to identify a management team with a proven track record in managing and scaling businesses.

•	Competitive differentiation. We seek a business that maintains strong and defensible competitive moats. We believe these competitive advantages over time will lead to durable and profitable growth.
•

Economic model. We intend to leverage our extensive experience in understanding and evaluating various business models to identify businesses with compelling unit economics that will underpin the trajectory of the business over time.

•

Scalability. We seek to partner with a company that will be able to significantly scale its operations to take advantage of its opportunities. We intend to leverage our experience in scaling businesses in order to help accelerate growth.

•

Culture. Our team’s experience has shown that the relationship a company has with its employees and other stakeholders can contribute positively to a company’s success, and we therefore intend to partner with a company that has a transparent corporate culture anchored in strong values.

•

Valuation. We are nimble, experienced and sophisticated investors with a keen understanding of fundamental value. We expect to complete a business combination that pairs significant upside potential with limited downside risks.

Initial Business Combination

NYSE listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. Our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our Class A common stock held by non-affiliates did not equal or exceed $250.0 million as of the prior June 30, or (2) our annual revenues did not exceed $100.0 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the private placements of the private placement warrants and the forward private purchase securities, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our sponsor and our management team’s industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our sponsor, our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We also expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact;
•	on the particular industry in which we operate after our initial business combination; and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. Our annual, quarterly and current reports, and any amendments to any of those reports, that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through our corporate website address at http://www.supernovaspac.com. The contents of these websites are not incorporated into this filing. Further, our references to the uniform resource locators, or URLs, for these websites are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to the proposed business combination with Offerpad, see the “Risk Factors” section of the proxy statement that we will file with the SEC.

Risk Factor Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Annual Report on Form 10-K, including, but not limited to the following:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

•

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Risks related to searching for and consummating a business combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than

20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 15,093,751, or 37.5% (assuming all outstanding shares are voted), or 2,515,626, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 40,250,000 public shares sold in our initial public offering to be voted in favor of our initial business combination in order to have such initial business combination approved. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholders approval of our initial business combination, it is more likely that the necessary stockholders approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the forward purchase securities fails to close for any reason, we may lack sufficient funds to complete our initial business combination.

We have entered into forward purchase agreements pursuant to which the forward purchasers have agreed to purchase the forward purchase securities in a private placement to occur concurrently with our initial business combination. The funds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public stockholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase securities does not close for any reason, including the failure by any forward purchaser to fund the purchase price for its forward purchase securities, we may lack sufficient funds to complete our initial business combination. Additionally, the obligation of each forward purchaser to purchase the forward purchase securities is subject to termination prior to the closing of the sale of the forward purchase securities by mutual written consent of the company and such forward purchaser or, automatically upon certain events including if the initial business combination is not completed by October 23, 2022 or such later date as may be approved by our stockholders.

The obligation of the forward purchasers to purchase the forward purchase securities is subject to fulfillment of customary closing conditions and other conditions as set forth in the forward purchase agreements, including that the initial business combination shall be consummated substantially concurrent with the purchase of the forward purchase securities.

While the forward purchasers have represented to us that they will have sufficient funds to satisfy their respective obligations under the respective forward purchase agreements, we have not obligated the forward purchasers to reserve funds for such obligations. We have not independently verified that the forward purchasers, each of which are newly formed entities, will have such funds.

In the event of any such failure to fund by the forward purchasers, including as a result of any default by a forward purchaser of its obligations under the respective forward purchase agreement, or if any obligation is so terminated or any such condition is not satisfied and not waived by such forward purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 23, 2022 or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time period described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by October 23, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of the Coronavirus Disease 2019 (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak or any future pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The outbreak of COVID-19 has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19, any future pandemic or other events (such as terrorist attacks or natural disasters) continue for an extensive period of time, including as a result of protectionist sentiments or legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We would expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Although we have selected general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have selected general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. The amount of authorized but unissued shares of Class A and Class B common stock available for issuance immediately after our initial public offering does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the shares of the Class B common stock or any shares issued upon the sale of the forward purchase shares. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions.

The issuance of additional shares of common or preferred stock:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
•	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.

Since our sponsor will lose its entire investment in us if our business combination is not completed and our officers and directors may have differing personal and financial interests than you, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor owns an aggregate of 10,062,500 shares of Class B common stock, which it acquired for an aggregate purchase price of $25,000. In addition, our sponsor purchased an aggregate of 6,700,000 warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $10,050,000 or $1.50 per whole warrant, which will also be worthless if we do not complete a business combination. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for the completion of our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of the date of this report, approximately $402,500,000 is available to complete our initial business combination (which includes $14,087,500 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike many blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities (excluding the forward purchase securities) for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A common stock during the 10-trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “market value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the $18.00 per share redemption trigger price of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that our net proceeds will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants and the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

If the funds not being held in the trust account are insufficient to allow us to operate until October 23, 2022, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until October 23, 2022, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate until October 23, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1.1 million is available as of December 31, 2020 to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;
•	each of which may make it difficult for us to complete our initial business combination.
•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geography, nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geography, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. There is limited basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

Risks related to our securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount market capitalization (generally $50,000,000) and a minimum of 400 round lot holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, and our stockholders’ equity would generally be required to be at least $4,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”  Our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds generated from our offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets of at least $5,000,001 and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022 or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by October 23, 2022, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds held in the trust account in connection with such an amendment to our certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our certificate of incorporation and a subsequent business combination to the extent they are then stockholders. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 23, 2022 or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following October 23, 2022 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 23, 2022 or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first year end following our listing on the NYSE. We may not hold an annual meeting of stockholders until after we consummate our initial business combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock.

We have not registered the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We have not registered the issuance of shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the shares of our Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and may expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants.

Pursuant to the forward purchase agreements, we have agreed to use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a resale shelf registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the forward purchasers or their assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct certain underwritten offerings at the request of the forward purchasers, subject to certain limitations. In addition, the forward purchase agreements provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor or warrants issued in connection with working capital loans or the forward purchase securities are registered for resale.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our outstanding common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 23, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

After the closing of our initial public offering, our initial stockholders owned 20% of our outstanding common stock (assuming they did not purchase any units in our initial public offering). In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of our Class B common stock.

Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchased any units in the initial public offering or if our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Our sponsor has no current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will control the outcome, as only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and forward purchase warrants. Accordingly, we may amend the terms of the public warrants and forward purchase warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described above) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us except as described in our prospectus so long as they are held by our sponsor or its permitted transferees.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding, and may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 13,416,666 shares of our Class A common stock, at a price of $11.50 per whole share, and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,700,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. We also issued 1,666,667 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares. Our initial stockholders currently hold 10,062,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, including the forward purchase shares, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The private placement warrants will not vote on any amendments to the warrant agreement.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other companies similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for a third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account. The proceeds held in the trust account may only be invested in direct U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use for payment of our tax obligations, and up to $100,000 of dissolution expenses) would be reduced. In the event that we have not completed our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $402,500,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as our net tangible assets, after payment of the deferred underwriting commissions and after such redemptions, will be at least $5,000,001 (a) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by October 23, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may make it more costly for a stockholder to bring a claim, and it may also limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Risks related to our management, directors and employees

Past performance by our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team is presented for informational purposes only. Any past experience and performance of our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their respective affiliate’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular our senior management. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements related to other obligations. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors are engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain in senior management or advisory positions with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Members of our management team and affiliated companies have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business. Each of our officers and directors are also officers or directors of both Supernova II and Supernova III.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In particular, our Chief Financial Officer Michael S. Clifton is party to an agreement with The Carlyle Group (“Carlyle”), which contains non-compete provisions that are currently applicable until September 2021. As a result of this obligation, Mr. Clifton is precluded, without Carlyle’s approval, from participating in the acquisition of any entity in which Carlyle or any of its affiliates was actively considering an investment as of the date of Mr. Clifton’s resignation from Carlyle. However, we do not expect this obligation to present a significant conflict of interest with our search for an initial business combination. In addition, our sponsor, officers and directors may participate in the formation of, become an officer or director of, invest in, or otherwise become associated with any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Affiliates of our sponsor are engaged in an array of investment activities that may in the future create overlap with companies that may be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

Risks related to the company after a business combination

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak;

•

tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States;
•	obligatory military service by personnel; and
•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Other risks

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results, and we commenced operations after  obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one‐third of one warrant to purchase Class A common stock included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of a warrant included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long‐term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If we effect a business combination with a target company organized in another jurisdiction, we may take actions in connection with the business combination that could have adverse tax consequences.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

We will depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 4301 50th Street NW, Suite 300 PMB 1044, Washington, D.C. 20016. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units trade on NYSE under the symbol “SPNV.U”. The common stock and warrants trade on NYSE under the symbols “SPNV” and “SPNV WS,” respectively.

Holders

On March 26, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, five holders of record of our Class B common stock and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On October 23, 2020, we consummated our initial public offering of 40,250,000 units, including 5,250 000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of the initial public offering, we completed the private sale of 6,700,000 warrants at a purchase price of $1.50 per private placement warrant to the Sponsor, generating gross proceeds of $10,050,000. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249053) that became effective on October 22, 2020.

We paid a total of $8,050,000 in underwriting discounts and commissions and approximately $657,000 for other costs and expenses related to the initial public offering. The underwriters agreed to defer an additional $14,087,500 in underwriting discounts and commissions, payable upon consummation of our initial business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $14,087,500 in underwriting discounts and commissions, which will be released from the trust account upon consummation of initial business combination, if consummated) and incurred offering costs, the total net proceeds from our initial public offering and the sale of the private placement warrants was approximately $404,500,000, of which $402,500,000 (or $10.00 per unit sold in the initial public offering) was placed in the trust account. We reimbursed our sponsor and certain officers and directors to cover expenses related to the initial public offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References to “we”, “us”, “our” or the “Company” are to Supernova Partners Acquisition Company, Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on August 31, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Our sponsor is Supernova Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 20, 2020. On October 23, 2020, we consummated the initial public offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.1 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the 6,700,000 private placement warrants at a price of $1.50 per private placement warrant to the Sponsor, generating proceeds of approximately $10.1 million.

Upon the closing of the initial public offering and the private placement, $402.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 23, 2022 (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

As more fully described in Item 1. Business, on March 17, 2021, we entered into the Merger Agreement by and among us, First Merger Sub, Second Merger Sub, and Offerpad.

In connection with the execution of the Merger Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors have committed to purchase the PIPE Shares at the PIPE Investment. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the transactions and will be consummated concurrently with the closing. The shares of Class A common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

In addition, in connection with the execution of the Merger Agreement we entered into a sponsor support agreement with our sponsor, Offerpad and our directors and officers.

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of Supernova and Offerpad and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on March 18, 2021.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 31, 2020 (inception) to December 31, 2020, we had net loss of approximately $217,000, which consisted of approximately $229,000 in general and administrative expenses, approximately $61,000 of franchise tax expenses, and approximately $5,000 of income tax expenses, offset by approximately $79,000 in investment income on the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.1 million in cash and working capital of approximately $1.2 million (not taking into account approximately $66,000 of taxes that may be paid using investment income from the Trust Account).

Prior to the consummation of the initial public offering on October 23, 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the founder shares, and the proceeds of the Note from our Sponsor. Subsequent to the consummation of the initial public offering and private placement, our liquidity needs have been satisfied with the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On September 9, 2020, our Sponsor paid $25,000 to cover for certain offering costs on us in exchange for issuance of 11,500,000 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On September 14, 2020, we effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, we effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares. The initial stockholders agreed to forfeit, after giving effect to the stock split that occurred on October 20, 2020, up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (ii) the date following the completion of the initial Business Combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, we consummated the private placement of 6,700,000 private placement warrants at a price of $1.50 per private placement warrant to the Sponsor, generating proceeds of approximately $10.1 million.

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash (except as described below) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell the private placement warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 9, 2020, the Sponsor, a related party, agreed to loan us an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the initial public offering. We borrowed approximately $183,000 under the Note and fully repaid the Note on October 23, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Contractual Obligations

Registration Rights

The holders of Founder Shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), if any, are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, approximately $8.1 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions.

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 38,455,615 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,116,667 shares of our common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

We apply the two-class method in calculating income (loss) per common share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A shares of common stock subject to possible redemption by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Spencer M. Rascoff	45	Co-Chair
Alexander M. Klabin	44	Co-Chair
Robert D. Reid	47	Chief Executive Officer and Director
Michael S. Clifton	41	Chief Financial Officer
Ken Fox	50	Director
Jim Lanzone	50	Director
Gregg Renfrew	52	Director
Rajeev Singh	52	Director
Damien Hooper-Campbell	42	Former Director

Spencer M. Rascoff has been Co-Chair of our Board since our inception. Mr. Rascoff served as CEO of Zillow from 2008 to 2018 and currently serves as chairman of dot.LA and chairman of Pacaso. Mr. Rascoff is also Co-Chair of both Supernova II and Supernova III.

During Mr. Rascoff’s tenure as Zillow’s CEO, he led the acquisition and subsequent integration of 15 businesses including the acquisition and integration of Trulia, Zillow’s then-largest direct competitor. He also led Zillow through its initial public offering, where he was instrumental in leveraging Zillow’s initial public offering as a substantial consumer branding event. During his tenure as Chief Executive Officer of Zillow, Mr. Rascoff created and maintained a corporate culture that was frequently recognized as exemplary, receiving awards from Fortune Best Places to Work, Glassdoor, The Seattle Times, and many other organizations. With a focus on diversity, equity and inclusion, Zillow created employee affinity networks and was twice named to Bloomberg’s Gender Equality Index. Prior to Zillow, Mr. Rascoff co-founded Hotwire, where he ran corporate development through the company’s launch, the aftermath of 9/11, and ultimately the sale of the business to Expedia for $685 million.

Mr. Rascoff is currently on the board of directors of Palantir. He formerly served on the board of directors of several other public and private technology companies, including Zillow Group, TripAdvisor, Zulily and Julep. Before his consumer Internet career, Mr. Rascoff worked in the Investment Banking division at Goldman Sachs and in private equity at TPG Capital. He is also a member of the Young Presidents’ Organization and has served as a Visiting Executive Professor at Harvard Business School. Mr. Rascoff graduated cum laude from Harvard University. We believe Mr. Rascoff is well qualified to serve on our Board due to his knowledge of the technology industry and extensive leadership experience in operating and advising technology companies.

Alexander M. Klabin has been Co-Chair of our Board since our inception. Mr. Klabin co-founded Senator Investment Group in early 2008 where he served as Managing Partner and Co-Chief Investment Officer until 2020 and has served as Executive Chairman of Sotheby’s Financial Services since October 2020. Mr. Klabin is also Co-Chair of both Supernova II and Supernova III.

Mr. Klabin built and scaled Senator to be a widely respected investment management firm that managed up to $10 billion in assets. During his tenure, Senator managed capital on behalf of many of the largest pensions, endowments, sovereign wealth funds, and family offices globally. Under Mr. Klabin’s leadership, Senator became known for pursuing differentiated thematic and event-driven investments in public and private securities across both credit and equity.

Prior to co-founding Senator, Mr. Klabin worked at York Capital Management and Quadrangle Group. Mr. Klabin began his career in the M&A department at Goldman Sachs. He is a member of the board of directors of Enstructure, Faherty Brand and The Nantucket Project. Additionally, he serves as a Trustee of the New York Philharmonic, The Allen-Stevenson School and is a member of the Leadership Council of The Robin Hood

Foundation. Mr. Klabin received a Bachelor of Arts degree in English Literature from Princeton University. We believe Mr. Klabin is well qualified to serve on our Board due to his vast investment and corporate finance experience.

Robert D. Reid has served as our Chief Executive Officer and a Director since our inception. Mr. Reid was most recently a Partner at BDT Capital Partners and was a Senior Managing Director at Blackstone prior to July 2019, where he helped lead over 15 private equity investments representing over $40 billion in transaction value across a range of industries and geographies. In his 21 years at Blackstone, Mr. Reid sourced, evaluated and executed a range of transaction types including growth capital, buyouts and distressed opportunities. He was a member of Blackstone’s Private Equity Investment Committee and was one of the senior partners helping lead the firm’s private equity efforts in Europe from 2012 to 2016. Mr. Reid is also Chief Executive Officer and a director of both Supernova II and Supernova III.

Mr. Reid has served on a several public and private boards, including Scout24, one of the largest online classified business in Germany, SESAC, a large music performance rights organization Intelenet, a business process solutions company and Nielsen, a leading consumer and media measurement business. Prior to joining Blackstone, Mr. Reid worked in the Investment Banking division at Morgan Stanley. He earned a degree in economics and graduated magna cum laude from Princeton University. We believe Mr. Reid is well qualified to serve on our Board due to his corporate finance and prior public company experience.

Michael S. Clifton has served as our Chief Financial Officer since our inception. He was most recently a senior investment professional at The Carlyle Group from 2010 to 2020 as a member of its flagship U.S. Buyout team where he helped lead Carlyle’s investing activities in the technology and business services sectors. During his tenure he worked on transactions involving companies in multiple sectors, including enterprise software, FinTech and IT services. He has served on four private boards and has been a board observer of a public company. Mr. Clifton is also Chief Financial Officer and a director of both Supernova II and Supernova III.

Over his career, Mr. Clifton has been involved in transactions with a total value in excess of $30 billion, including multiple leveraged buyouts, growth investments, carve-outs, and turnarounds. Mr. Clifton has substantial public market experience and has helped lead the public exits of three portfolio companies, representing the sale of over $5 billion in equity. Prior to joining Carlyle, Mr. Clifton worked at two mid-market private equity firms, as well as in the M&A group of Bank of America Securities. He earned a Bachelor of Arts, cum laude, in classics from Davidson College, and an MBA with High Distinction from the Harvard Business School where he was a Baker Scholar.

Ken Fox is the founder of Stripes, LLC, a growth equity firm that primarily invests in internet, SaaS and branded consumer product companies, which he founded in 2008. Mr. Fox is actively involved with current Stripes’ portfolio companies, including Erewhon, Monday.com, Pleo, Reformation, On Running, Snooze, Blue Apron, Udemy, GoFundMe, Stella & Chewy’s, Levain Bakery, and Kareo. He was also involved with former Stripes’ portfolio companies Flatiron Health (acquired by Roche), eMarketer (acquired by Axel Springer SE), Ketra (acquired by Lutron), Seamless/Grubhub (completed initial public offering), Sandata, and TurtleBeach. Previously, Mr. Fox was the Chairman of SmartWool (acquired by VF Corp.), served on the board of NetQuote (acquired by Bankrate) and SilverSky (acquired by BAE Systems). Mr. Fox is also a director of both Supernova II and Supernova III.

Prior to forming Stripes, Mr. Fox was a Co-Founder and Managing Director with Internet Capital Group, a venture capital firm. Prior to forming Internet Capital Group, Mr. Fox was the director of West Coast operations for Safeguard Scientifics, Inc. and TL Ventures. Mr. Fox is also a co-founder of A10 Capital, a commercial mortgage lender. Mr. Fox graduated from Pennsylvania State University, with a BS in economics. We believe Mr. Fox is well qualified to serve on our Board due to his experience as an investor in the consumer and software sectors.

Jim Lanzone is the Chief Executive Officer of Tinder and has served in this capacity since July 2020. Prior to that, Mr. Lanzone served as an Executive-in-Residence at Benchmark Capital. From May 2016 to December 2019, Mr. Lanzone served as Chief Digital Officer of CBS Corporation, a leading mass media company. In addition, from January 2014 to December 2019, Mr. Lanzone was Chief Executive Officer of CBS Interactive, a top consumer Internet property and a division of CBS Corporation. Previously, Mr. Lanzone served as President of CBS Interactive from March 2011 to December 2013. At CBS Interactive, Mr. Lanzone oversaw the creation, launch and growth of streaming subscription services like CBS All Access and free, ad-supported services including CBSN, CBS Sports HQ and ET Live. From January 2009 to February 2011, Mr. Lanzone was Founder and Chief Executive Officer of Clickr Media, Inc., an Internet video search engine and navigation guide, which was acquired by CBS Corporation in 2011. Mr. Lanzone is also a director of both Supernova II and Supernova III.

Mr. Lanzone has also served as Chief Executive Officer of Ask.com (formerly Ask Jeeves), which he joined in 2001 after its acquisition of eTour.com, where he was Co-Founder and President. Mr. Lanzone is currently a board member of GoPro, Inc. and Newport Festivals Foundation. Mr. Lanzone graduated with a bachelor’s degree in political science from the University of California, Los Angeles in 1993. He also holds a dual JD/MBA degree from Emory University School of Law and Emory University Business School. We believe Mr. Lanzone is well qualified to serve on our Board due to his extensive experience in digital and social media and prior public company experience.

Gregg Renfrew is the founder and Chief Executive Officer of Beautycounter, a leading clean beauty and skincare company which she founded in 2011. The multi-channel, direct to consumer brand has been recognized as a pioneer of the clean beauty movement advocating for stricter regulations for the entire beauty industry. Beautycounter has received numerous awards including being named to CNBC 2020 Disruptor 50 list, Fast Company’s Most Innovative Companies, Allure Best of Beauty, Glamour Beauty Awards, Refinery29 Innovators List, NewBeauty Awards, WWD’s 2019 Best-Performing Beauty Company (small cap), and the CEW’s 2019 Indie Brand of the Year. Ms. Renfrew is also a director of both Supernova II and Supernova III.

Before launching Beautycounter, Ms. Renfrew sold her bridal registry company, The Wedding List, to Martha Stewart Living Omnimedia in 2001. She then led new-concept, brand, marketing, merchandising and operational consulting engagements with Bergdorf Goodman, Goldie Hawn and Kate Hudson, Intermix, Sugar Paper, and Lela Rose, among other high-profile corporate and entertainment clients.

Ms. Renfrew has spoken at Vanity Fair’s Founders Fair and Fortune’s Most Powerful Women and NextGen Summit, as well as top business schools, including Wharton (University of Pennsylvania), Tuck (Dartmouth), Stanford and Columbia. Ms. Renfrew currently serves on the board of directors for The Nantucket Project and previously served on the boards of organizations including GOOD+ Foundation, Healthy Child Healthy World and her alma mater, Miss Porter’s School, where she was the commencement speaker in 2014. We believe Ms. Renfrew is well qualified to serve on our Board due to her extensive experience in building and scaling businesses.

Rajeev Singh is currently the Chief Executive Officer of Accolade, a personalized advocacy company for employers, health plans, and health systems, which he joined in November 2015. Prior to that, Mr. Singh co-founded Concur Technologies, Inc., a business travel and expense management company, in 1993, and was most recently its president and chief operating officer until it was acquired by SAP AG in 2014. At Concur, he was responsible for all operational functions of the business ranging from sales and marketing to customer services to R&D and human resources. Prior to Concur, Mr. Singh held positions at Ford Motor Company and General Motors Corporation. Mr. Singh is also a director of both Supernova II and Supernova III.

Mr. Singh serves on the board of Avalara, a top provider of cloud-based tax compliance automation for businesses, Amperity, the world’s only Intelligent Customer Data Platform, and Seattle Children’s Hospital Foundation, a not-for-profit corporation that raises funds to help every child live the healthiest and most fulfilling life possible. Mr. Singh holds a BS from Western Michigan University. We believe Mr. Singh is qualified to serve on our board of directors due to his significant operational and strategic expertise.

Damien Hooper-Campbell resigned from his position as a member of the Board of Supernova effective March 4, 2021. Mr. Hooper-Campbell is the first Chief Diversity Officer at Zoom and has served in this capacity since June 2020. Mr. Hooper-Campbell leads the design and implementation of Zoom’s global diversity and inclusion strategy with a focus on its current and future employees and customers, its products and its communities. He is also responsible for establishing Zoom’s University Recruiting program and initiatives. Mr. Hooper Campbell is also a director of Supernova II.

Prior to joining Zoom, Mr. Hooper-Campbell was a Vice President at eBay where he served as the company’s first Chief Diversity Officer for four years. While at eBay, he led the design and implementation of

eBay’s global strategy for embedding diversity and inclusion across its workforce, workplace, and marketplace. He also led eBay’s University Recruiting & Programs team and was a member of the eBay Foundation’s Board of Directors. Before eBay, Mr. Hooper-Campbell served as Uber’s first Global Head of Diversity & Inclusion and as a Diversity Strategist at Google. Prior to Google, Mr. Hooper-Campbell was a Vice President in Goldman Sachs’ Pine Street Leadership Development Group.

Mr. Hooper-Campbell has served on the Board of New Jersey Needs You and as a mentor in Morehouse College’s Executive Mentorship Program. He was selected for the California Diversity Council’s 2017 Leadership Excellence Award, the Network Journal’s 2017 40 Under Forty Achievers Award and EBONY Magazine’s 2016 Power 100 List, and has been featured in the Wall Street Journal, New York Times, Fortune, Forbes, Fast Company, TechCrunch and The Globe and Mail. Mr. Hooper-Campbell graduated with a BA in Economics from Morehouse College and an MBA from Harvard Business School, where he was both a Bert King and Morgan Stanley Fellow. We believe Mr. Hooper-Campbell was well qualified to serve on our Board due to his leadership experience in the technology sector.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Our board of directors will be divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ken Fox, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jim Lanzone, Gregg Renfrew and Rajeev Singh will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Spencer M. Rascoff, Alexander M. Klabin and Robert D. Reid will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and to remove directors prior to our initial business combination, and holders of our public shares will not have the right to vote on the election of directors during such time.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chair or Co-Chairs of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Chief Operating Officer, a Secretary and such other offices (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Ken Fox, Jim Lanzone, Gregg Renfrew and Rajeev Singh are independent directors under applicable SEC and NYSE listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board. The members of our audit committee are Alexander Klabin, Rajeev Singh and Jim Lanzone. Alexander Klabin will serve as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Alexander Klabin qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Under NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Rajeev Singh and Jim Lanzone each meet the independent director standard under the NYSE’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised

•

by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have a compensation committee of the board of directors. The members of our Compensation Committee are Spencer Rascoff, Gregg Renfrew and Ken Fox. Spencer Rascoff serves as chair of the compensation committee. Our board of directors has determined that each of Gregg Renfrew and Ken Fox is independent under the NYSE’s listing standards. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of the board of directors. The members of our corporate governance and nominating are Spencer Rascoff, Gregg Renfrew and Ken Fox. Spencer Rascoff serves as chair of the corporate governance and nominating committee. Our board of directors has determined that each of Gregg Renfrew and Ken Fox is independent under the NYSE’s listing standards. The primary function of the corporate governance committee and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each directors and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•

overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering director nominees recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the Board will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board.

Our nominating and corporate governance committee will recommend to the Board candidates for nomination who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments. In general, in identifying and evaluating nominees for director, our Board considers experience in corporate management such as serving as an officer or former officer of a publicly held company, experience as a board member of another publicly held company, professional and academic experience relevant to our business, leadership skills, experience in finance and accounting or executive compensation practices, whether candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings, if applicable, independence and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics is available on our website at http://www.supernovaspac.com//. We will also post any amendments to or waivers of our Code of Ethics on our website.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Co-Chairs of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of the corporate governance guidelines will be provided without charge upon request from us and is also available on our website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with our formation and initial public offering or activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors that beneficially owns shares of our common stock; and
•	all our officers and directors as a group.

In the table below, percentage ownership is based on 40,250,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 10,062,500 shares of our Class B common stock outstanding as of March 26, 2021. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, except the election of directors, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares Owned	Percentage Of Outstanding Common Stock

Supernova Partners LLC (our sponsor)(2)(3)	9,861,250	19.7%
Spencer M. Rascoff(2)(3)	9,861,250	19.7%
Alexander M. Klabin(2)(3)	9,861,250	19.7%
Robert D. Reid(2)(3)	9,861,250	19.7%
Michael S. Clifton(2)(3)	9,861,250	19.7%
Ken Fox(2)	40,250	*
Jim Lanzone(2)	40,250	*
Gregg Renfrew(2)	40,250	*
Rajeev Singh(2)	40,250	*
Millennium Management LLC(4)	2,338,116	5.8%
Castle Creek Arbitrage, LLC (5)	2,100,350	5.22%
Empyrean Capital Partners LP(6)	2,767,676	6.9%
All directors, director nominees and executive officers as a group (eight individuals)	10,020,000	19.9%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 4301 50th Street NW, Suite 300 PMB 1044, Washington D.C. 20016.

(2)

Interests shown consist solely of founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in the exhibit entitled “Description of Securities”.

(3)

Supernova Partners LLC, our Sponsor, is the record holder of the Class B common stock reported herein. The members of our Sponsor are Alexander M. Klabin, Spencer M. Rascoff, Robert Reid and Michael S. Clifton. The address of the entities and individuals mentioned in this footnote is 4301 50th Street NW, Suite 300, PMB 1044, Washington, D.C. 20016. Certain of our other officers and directors are indirect members of our Sponsor.

(4)

Based solely upon the Schedule 13G filed by Millennium Management LLC, a Delaware limited liability company, on January 27, 2021. According to the Schedule 13G filed on January 27, 2021, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander share voting and dispositive power over 2,338,116 shares of Supernova Partners Acquisition Company, Inc. Class A common stock, of which Riverview Group LLC shares voting and dispositive power over 800,116 shares of Supernova Partners Acquisition Company, Inc. Class A common stock, Millennium International Management LP and ICS Opportunities, Ltd. each share voting and dispositive power over 450,000 shares Supernova Partners Acquisition Company, Inc. Class A common stock and Integrated Core Strategies (US) LLC shares voting and dispositive power over 1,088,000 shares of Supernova Partners Acquisition Company, Inc. Class A common stock. The address of the business office of each of the foregoing entities is c/o Millennium Management LLC, 666 Fifth Avenue, New York, NY 10103.

(5)

Based solely upon the Schedule 13G filed by Castle Creek Arbitrage, LLC, a Delaware limited liability company, on February 16, 2021. According to the Schedule 13G filed on February 16, 2021, CC ARB West, LLC, CC Arbitrage, Ltd., Castle Creek Arbitrage, LLC and Mr. Allan Weine share voting and dispositive power over 2,100,350 shares of Supernova Partners Acquisition Company, Inc. Class A common stock, of which CC ARB West, LLC shares voting and dispositive power over 1,768,497 shares of Supernova Partners Acquisition Company, Inc. Class A common stock and CC Arbitrage, Ltd. shares voting and dispositive power over 331,853 shares of Supernova Partners Acquisition Company, Inc. Class A common stock. The address of the business office of each of the foregoing entities is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(6)

Based solely upon the Schedule 13G filed by Empyrean Capital Overseas Master Fund, Ltd., a Cayman Islands Exempted company, on January 12, 2021. According to the Schedule 13G filed on January 12, 2021, Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP, and Mr. Amos Meron share voting and dispositive power over 2,767,676 shares of Supernova Partners Acquisition Company, Inc. Class A common stock. The address of the business office of each of the foregoing entities is Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 9, 2020, our sponsor paid $25,000 to cover for certain offering costs in exchange for 11,500,000 founder shares, or approximately $0.002 per share. On September 14, 2020, we effectuated an 0.75-for-1 reverse split of the founder shares, resulting in an aggregate outstanding amount of 8,625,000 founder shares. On September 24, 2020, the Sponsor transferred 34,500 founder shares to each of the five independent director nominees. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. On October 20, 2020, we effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares. Upon the completion of our initial public offering, our initial stockholders held 10,062,500 founder shares.

Our sponsor has purchased an aggregate of 6,700,000 private placement warrants at a price of $1.50 per warrant for $10,050,000 in a private placement that will occurred simultaneously with the closing of our initial public offering. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Private placement warrants may be exercised only for a whole number of shares. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into forward purchase agreements pursuant to which Ancient 1604 LLC and 75 and Sunny LP, affiliates of Alexander M. Klabin, and Spencer Rascoff, respectively, our Co-Chairs, have agreed to purchase Class A common stock in an aggregate share amount equal to 5,000,000 shares of our Class A common stock, plus an aggregate of 1,666,667 warrants to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment, for an aggregate purchase price of $50,000,000, or $10.00 for one share of our Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of our initial business combination. The warrants to be issued as part of the forward purchase agreements will be identical to the warrants sold as part of the units in our initial public offering.

The proceeds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with our initial business combination or for working capital in the post transaction company. These purchases will be required to be made regardless of whether any shares of our Class A common stock are redeemed by our public stockholders and are intended to provide us with a minimum funding level for our initial business combination.

The forward purchasers will not have any right to the funds held in the trust account except with respect to any public shares owned by them.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with our formation and initial public offering or activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. Our promissory note was repaid in full upon the closing of the initial public offering.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). Pursuant to the forward purchase agreements, we have also agreed to use our commercially reasonable efforts (i) to file within 30 days after the closing of the initial business combination a resale shelf registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the forward purchasers or their assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, to conduct certain underwritten offerings at the request of the forward purchasers, subject to certain limitations. In addition, the forward purchase agreements provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Item 14. Principal Accountant Fees and Services.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed or expected to be billed for professional services rendered for the audit of the period from August 31, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for period from August 31, 2020 (inception) through December 31, 2020 and of services rendered in connection with our initial public offering, totaled $61,800.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the period from August 31, 2020 (inception) through December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from August 31, 2020 (inception) through December 31, 2020, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the period from August 31, 2020 (inception) through December 31, 2020, we did not pay Marcum any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

None.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Supernova Partners Acquisition Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Supernova Partners Acquisition Company, Inc. (the “Company”) as of December 31, 2020, the related statements of operations,  stockholders’ equity and cash flows for the period from August 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,079,633
Prepaid expenses	405,522
Total current assets	1,485,155
Investments held in Trust Account	402,578,522
Total Assets	$404,063,677

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$38,915
Accrued expenses	215,097
Income tax payable	4,749
Franchise tax payable	61,264
Total current liabilities	320,025
Deferred legal fees	100,000
Deferred underwriting commissions	14,087,500
Total Liabilities	14,507,525

Commitments and Contingencies
Class A common stock, $0.0001 par value; 38,455,615 shares subject to possible redemption at $10.00 per share	384,556,150

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,794,385 shares issued and outstanding (excluding 38,455,615 shares subject to possible redemption)	179
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,215,685
Accumulated deficit	(216,868)
Total stockholders' equity	5,000,002
Total Liabilities and Stockholders' Equity	$404,063,677

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

STATEMENT OF OPERATIONS

For the Period From August 31, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$229,377
Franchise tax expenses	61,264
Total operating expenses	(290,641)
Net gain on investments held in Trust Account	78,522
Loss before income tax expense	(212,119)
Income tax expense	4,749
Net loss	$(216,868)

Basic and Diluted weighted average shares outstanding, Class A common stock subject to possible redemption	38,473,726
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B common stock	10,646,616
Basic and diluted net loss per share, Non-redeemable Class A and Class B common stock	$(0.02)

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period From August 31, 2020 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	(25,000)
Net loss	—	—	—	—	—		—
Balance - September 30, 2020 (unaudited)	—	$—	10,062,500	$1,006	$23,994	$—	$25,000
Sale of units in initial public offering, gross	40,250,000	4,025	—	—	402,495,975	—	402,500,000
Offering costs	—	—	—	—	(22,801,980)	—	(22,801,980)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	10,050,000	—	10,050,000
Common stock subject to possible redemption	(38,455,615)	(3,846)	—	—	(384,552,304)	—	(384,556,150)
Net loss	—	—	—	—	—	(216,868)	(216,868)
Balance - December 31, 2020	1,794,385	$179	10,062,500	$1,006	$5,215,685	$(216,868)	$5,000,002

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

STATEMENT OF CASH FLOWS

For the Period From August 31, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(216,868)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	4,817
Net gain on investments held in Trust Account	(78,522)
Changes in operating assets and liabilities:
Prepaid expenses	(405,522)
Accounts payable	31,490
Accrued expenses	106,922
Income tax payable	4,749
Franchise tax payable	61,264
Net cash used in operating activities	(491,670)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	177,840
Repayment of note payable to related party	(182,657)
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Offering costs paid	(8,473,880)
Net cash provided by financing activities	404,071,303
Net increase in cash	1,079,633
Cash - beginning of the period	—
Cash - end of the period	$1,079,633
Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accrued expenses	$108,175
Offering costs included in accounts payable	$7,425
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Deferred legal fees in connection with the initial public offering	$100,000
Initial value of common stock subject to possible redemption	$384,739,880
Change in value of common stock subject to possible redemption	$(183,730)

The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization and Business Operations

Organization and General

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Sponsor and Financing

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

Trust Account

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

Initial Business Combination

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per- share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Proposed Business Combination

As more fully described in Note 8, on March 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Supernova, Orchids Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Supernova (“First Merger Sub”), Orchids Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Supernova (“Second Merger Sub”), and OfferPad, Inc., a Delaware corporation (“Offerpad”). In connection with the Closing, Supernova will change its name to “Offerpad Solutions, Inc.”

Also, in connection with the execution of the Merger Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement 20,000,000 shares of our Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the transactions and will be consummated concurrently with the closing. The shares of Class A common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

In addition, in connection with the execution of the Merger Agreement we entered into a sponsor support agreement with our sponsor, Offerpad and our directors and officers.

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Offerpad and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on March 18, 2021.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.1 million in its operating bank accounts and working capital of approximately $1.2 million (not taking into account approximately $66,000 of taxes that may be paid using investment income from the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $183,000 under the Note (Note 4). The Company repaid the Note in full on October 23, 2020. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of December 31, 2020 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 38,455,615 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,116,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For The Period From August 31, 2020 (inception) through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$75,020
Less: Company's portion available to be withdrawn to pay taxes	$(63,069)
Net income attributable to Class A common stock subject to possible redemption	$11,951
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	38,473,726
Basic and diluted net income per share	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(216,868)
Net income allocable to Class A Common stock subject to possible redemption	11,951
Non-Redeemable Net Loss	$(204,917)
Denominator: Weighted average Non-redeemable Class A and Class B common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B common stock	10,646,616
Basic and diluted net loss per share, Non-redeemable Class A and Class B common stock	$(0.02)

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. These temporary differences primarily relate to net operating loss carryforwards available to offset future taxable income. Valuation allowances are established, if necessary, to reduce a deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the District of Columbia. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On September 9, 2020, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On September 14, 2020, the Company effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, the Company effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares (see Note 7). All shares and associated amounts have been adjusted to reflect the stock splits. The initial stockholders agreed to forfeit, after giving effect to the stock split that occurred on October 20, 2020, up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On September 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $183,000 under the Note and fully repaid the Note on October 23, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 40,250,000 shares of Class A common stock issued or outstanding including 38,455,615 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 9, 2020, the Company issued 11,500,000 shares of Class B common stock. On September 14, 2020, the Company effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, the Company effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares. All shares and associated amounts have been adjusted to reflect the stock splits. Of these, up to 1,312,500 shares of Class B common stock are subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the number of shares of Class B common stock would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amount issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, an affiliate of our sponsor or any of the Company’s officers or director.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised in whole and only for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The warrants have an exercise price of $11.50 per share, subject to adjustments. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities (excluding the potential forward purchase securities as described in the prospectus) for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the 10-trading day period starting on the trading day after the day on which the Company consummated the initial business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

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

Redemption of warrants for when the price per share of Class A common stock equals or exceeds $10.00:

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

•

if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per share  (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
U.S. Treasury securities	$402,578,337	$—	$—
Cash	185	—	—
	$402,578,522	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from August 31, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Income Taxes

The components of the provision for income taxes are as follows:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Current expense (benefit):
Federal	$3,325
State	1,424
Total current expense (benefit):	$4,749
Deferred expense (benefit):
Federal	$—
State	—
Total deferred expense (benefit):	$—
Total income tax expense (benefit):	$4,749

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Income at US Statutory Rate	21.00%
State Taxes, net of Federal benefit	6.52%
Change in Valuation Allowance	(29.76)%
(2.24)%

The net deferred income tax asset balance related to the following:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Capitalized Start-up Costs	$63,119
Total Deferred tax assets	$63,119
Valuation Allowance	$(63,119)
Net deferred tax assets (liability)	$—

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2020.

The Company’s valuation allowance for the period from August 31, 2020 (inception) through December 31, 2020 is as follows:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Valuation allowance at beginning of year	$—
Increases recorded to income tax provision	$63,119
Valuation allowance at end of year	$(63,119)

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business in. ASC 740-10 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record uncertain tax positions as liabilities in accordance with ASC 740-10 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020, we have not recorded any uncertain tax positions in our financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations as required. As of December 31, 2020, there were no significant accrued interest or penalties.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examination. The Company’s tax years are still open under statute from inception. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on the Company’s provision for income taxes for the year ended December 31, 2020.

Note 9—Subsequent Events

On March 17, 2021, the Company entered into the Merger Agreement by and among Supernova, Orchids Merger Sub, Inc., a Delaware corporation and a newly formed direct, wholly owned subsidiary of Supernova (“First Merger Sub”), Orchids Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Supernova (“Second Merger Sub”), and OfferPad, Inc., a Delaware corporation (“Offerpad”).

Pursuant to the Merger Agreement, the parties will enter into a business combination transaction (the “Business Combination”) by which (i) First Merger Sub will merge with and into Offerpad, with Offerpad being the surviving entity in the merger (the “First Merger”), and (ii) Offerpad will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the

“Transactions” and the closing of the Transactions, the “Closing”). In connection with the Closing, Supernova will change its name to “Offerpad Solutions, Inc.”

The value of the aggregate equity consideration to be paid to Offerpad’s stockholders and optionholders in the Transactions will be equal to $2,250,000,000 (the “Equity Value”). At the Closing, each share of common stock and preferred stock of Offerpad that is issued and outstanding immediately prior to the effective time of the First Merger (other than “Excluded Shares”, as defined in the Merger Agreement) will be cancelled and converted into the right to receive a number of shares of Supernova common stock equal to an exchange ratio determined by dividing the Equity Value by the “Aggregate Fully Diluted Company Common Stock” (as defined in the Merger Agreement).

At the Closing, each option to purchase Offerpad common stock, whether vested or unvested, will be assumed and converted into an option to purchase a number of shares of Supernova Class A common stock in the manner set forth in the Merger Agreement.

Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement 20,000,000 shares of Supernova Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $200,000,000 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing. The shares of Class A common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

In connection with the execution of the Merger Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, Offerpad and the Company’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and the Company’s directors and officers have, among other things, agreed to vote all of their shares of the Company’s capital stock in favor of the approval of the Transactions. In addition, the Sponsor has agreed that 20% of its shares of Class B common stock issued in connection with the initial public offering (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Company’s Class A common stock equals or exceeds $12.00 for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of Supernova. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Offerpad and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on March 18, 2021.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 17, 2021, by and among Supernova Partners Acquisition Company, Inc., Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc. (incorporated by reference to exhibit 2.1 of the Current Report on Form 8-K filed on March 18, 2021)

3.1	Second Amended and Restated Certificate of Incorporation, dated October 20, 2020. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of registered securities.*
10.1	Promissory Note issued in favor of Supernova Partners LLC, dated September 9, 2020. (2)
10.2	Letter Agreement, dated October 20, 2020, among the Company, its officers and directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated October 20, 2020, among the Company and certain security holders named therein. (1)
10.5	Indemnity Agreement, dated October 20, 2020, between the Company and Spencer Rascoff. (1)
10.6	Indemnity Agreement, dated October 20, 2020, between the Company and Robert Reid. (1)
10.7	Indemnity Agreement, dated October 20, 2020, between the Company and Michael Clifton. (1)
10.8	Indemnity Agreement, dated October 20, 2020, between the Company and Alex Klabin. (1)
10.9	Indemnity Agreement, dated October 20, 2020, between the Company and Ken Fox. (1)
10.10	Indemnity Agreement, dated October 20, 2020, between the Company and Jim Lanzone. (1)
10.11	Indemnity Agreement, dated October 20, 2020, between the Company and Rajeev Singh. (1)
10.12	Securities Subscription Agreement, dated September 9, 2020, between Supernova Partners Acquisition Company, Inc. and Supernova Partners LLC. (2)
10.13	Private Placement Warrants Purchase Agreement, dated October 20, 2020, between the Company and the Sponsor. (1)
10.14	Form of Forward Purchase Agreement, dated September 25, 2020, among the Company and each forward purchaser.(3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 23, 2020.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 25, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 13, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Supernova Partners Acquisition Company, Inc.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spencer M. Rascoff Spencer M. Rascoff	Co-Chair	March 31, 2021

/s/ Alexander M. Klabin Alexander M. Klabin	Co-Chair	March 31, 2021

/s/ Robert D. Reid Robert D. Reid	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021

/s/ Michael S. Clifton Michael S. Clifton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021