Form 10-K/A
period 2020-12-31
Supernova Partners Acquisition Company, Inc.
filed 2021-05-25
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No.1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39641

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2800538
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4301 50th Street NW Suite 300, PMB 1044 Washington, D.C.	20016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 918-7050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A common stock, $0.0001 par value, and one-third of one warrant to purchase one Class A common stock	SPNV.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	SPNV	The New York Stock Exchange
Warrants to purchase Class A common stock, at an exercise price of $11.50 per share	SPNV WS	The New York Stock Exchange

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Supernova Partners Acquisition Company, Inc., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Supernova Partners Acquisition Company, Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 23, 2020, our warrants and our forward purchase agreements were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants and our forward purchase agreements (as defined below) should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 13, 2021, the Audit Committee of the Company,  in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 31, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and the forward purchase agreements, and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.  We reassessed our accounting for the Warrants issued on October 23, 2020 and the forward purchase agreements, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants and the forward purchase agreements should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants and forward purchase agreements did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants and forward purchase agreements does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements.  The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Significant Activities Since Inception

On October 23, 2020, the Company consummated its initial public offering of 40,250,000 units, including 5,250,000 additional units to cover over-allotments. Each unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one-third of one warrant, each whole warrant entitling the holder to purchase one share of Class A common stock at $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneously with the consummation of the initial public offering and the sale of the units, the Company consummated the private placement (“private placement”) of an aggregate of 6,700,000 warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $10,050,000.

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
•

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•

If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

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

•

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

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

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

As of the date of this report, our sponsor owns an aggregate of 10,062,500 shares of Class B common stock, which it acquired for an aggregate purchase price of $25,000. In addition, our sponsor purchased an aggregate of 6,700,000 warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $10,050,000 or $1.50 per whole warrant, which will also be worthless if we do not complete a business combination. Our sponsor has agreed (A) to vote any shares owned by it in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director.

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

We have issued warrants to purchase 13,416,667 shares of our Class A common stock, at a price of $11.50 per whole share, and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,700,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. We also issued 1,666,667 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares. Our initial stockholders currently hold 10,062,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, including the forward purchase shares, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Other risks

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative liabilities, change in fair value of derivative liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

Furthermore, as a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants and forward purchase agreements are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We account for our Warrants and forward purchase agreements as derivative liabilities. At each reporting period (1) the accounting treatment of the Warrants and forward purchase agreements will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants and the forward purchase agreements will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants and forward purchase agreements that are accounted for as a derivative liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On October 23, 2020, we consummated our initial public offering of 40,250,000 units, including 5,250,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of the initial public offering, we completed the private sale of 6,700,000 warrants at a purchase price of $1.50 per private placement warrant to the Sponsor, generating gross proceeds of $10,050,000. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249053) that became effective on October 22, 2020.

We paid a total of $8,050,000 in underwriting discounts and commissions and approximately $664,000 for other costs and expenses related to the initial public offering. The underwriters agreed to defer an additional $14,087,500 in underwriting discounts and commissions, payable upon consummation of our initial business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $14,087,500 in underwriting discounts and commissions, which will be released from the trust account upon consummation of initial business combination, if consummated) and incurred offering costs, the total net proceeds from our initial public offering and the sale of the private placement warrants was approximately $404,500,000, of which $402,500,000 (or $10.00 per unit sold in the initial public offering) was placed in the trust account. We reimbursed our sponsor and certain officers and directors to cover expenses related to the initial public offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Supernova Partners Acquisition Company, Inc. (the "Company") for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 31, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 23, 2020, our warrants and forward purchase agreements were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants and forward purchase agreements should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 13, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 31, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and forward purchase agreements and should no longer be relied upon.

Historically, the Warrants and forward purchase agreements were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants and forward purchase agreements, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements.  We reassessed our accounting for Warrants and forward purchase agreements issued on October 23, 2020, in light of the SEC Staff’s published views.  Based on this reassessment, we determined that the Warrants and forward purchase agreements should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants and forward purchase agreements as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants and forward purchase agreements as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 31, 2020 (inception) to December 31, 2020, we had net loss of approximately $25.4 million, which consisted of a loss of approximately $24.2 million from changes in fair value of derivative liabilities, approximately $1 million in financing costs – derivative liabilities, approximately $229,000 in general and administrative expenses, approximately $61,000 in franchise tax expenses, and approximately $5,000 in income tax expenses, offset by approximately $79,000 in investment income on the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants and forward purchase agreements issued in connection with our Initial Public Offering and Private Placement as derivative liabilities at their fair value and adjust the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from August 31, 2020 (inception) through December 31, 2020, the change in fair value of derivative liabilities was an increase of approximately $24.2 million. We also recognized a charge of $1 million for offering costs ascribed to the derivative liabilities that was offset by an increase in additional paid-in capital.

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

Forward Purchase Agreements

In connection with the closing of the Company’s initial public offering, the Company entered into forward purchase agreements to which the Company’s Sponsors committed to purchase our Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant (the “Forward Purchase Warrants”), in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The shares of Class A common stock and warrants to be issued pursuant to the Forward Purchase Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 33,488,198 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 13,416,667 common stock warrants to investors in our Initial Public Offering and issued 6,700,000 Private Placement Warrants.  All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

In connection with the closing of our initial public offering, we entered into forward purchase agreements to which our Sponsors committed to purchase our Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant,  in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The forward purchase agreements are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the forward purchase agreement as liability at fair value and adjust the instrument to fair value at each reporting period. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 23, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants and forward purchase agreements should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements (As Restated)

(2)	Financial Statements Schedule

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 31, 2020 (inception) through December 31, 2020 have been restated.

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

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Notes 2 and 11 to which the date is May 25, 2021

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020 (Restated)

Assets:
Current assets:
Cash	$1,079,633
Prepaid expenses	405,522
Total current assets	1,485,155
Investments held in Trust Account	402,578,522
Total Assets	$404,063,677
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$38,915
Accrued expenses	215,097
Income tax payable	4,749
Franchise tax payable	61,264
Total current liabilities	320,025
Deferred legal fees	100,000
Deferred underwriting commissions	14,087,500
Derivative liabilities	49,674,170
Total Liabilities	64,181,695
Commitments and Contingencies
Class A common stock, $0.0001 par value; 33,488,198 shares subject to possible redemption at $10.00 per share	334,881,980
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,761,802 shares issued and outstanding (excluding 33,488,198 shares subject to possible redemption)	676
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	30,379,198
Accumulated deficit	(25,380,878)
Total stockholders' equity	5,000,002
Total Liabilities and Stockholders' Equity	$404,063,677

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period From August 31, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$229,377
Franchise tax expenses	61,264
Total operating expenses	(290,641)
Other income (expense)
Change in fair value of derivative liabilities	(24,193,170)
Financing costs - derivative liabilities	(970,840)
Net gain on investments held in Trust Account	78,522
Loss before income tax expense	(25,376,129)
Income tax expense	4,749
Net loss	$(25,380,878)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	35,891,064
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Weighted average shares outstanding of nonredeemable Class A and Class B common stock, basic and diluted	12,232,461
Basic and diluted net loss per share, nonredeemable Class A and Class B common stock	$(2.08)

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated – See Note 2

For the Period From August 31, 2020 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Sale of units in initial public offering, less fair value of public warrants	40,250,000	4,025	—	—	385,590,975	—	385,595,000
Offering costs	—	—	—	—	(21,831,140)	—	(21,831,140)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,474,000	—	1,474,000
Common stock subject to possible redemption	(33,488,198)	(3,349)	—	—	(334,878,631)	—	(334,881,980)
Net loss	—	—	—	—	—	(25,380,878)	(25,380,878)
Balance - December 31, 2020	6,761,802	$676	10,062,500	$1,006	$30,379,198	$(25,380,878)	$5,000,002

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period From August 31, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(25,380,878)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	4,817
Change in fair value of derivative liabilities	24,193,170
Financing costs - derivative liabilities	970,840
Net gain from investments held in the Trust Account	(78,522)
Changes in operating assets and liabilities:
Prepaid expenses	(405,522)
Accounts payable	31,490
Accrued expenses	106,922
Income tax payable	4,749
Franchise tax payable	61,264
Net cash used in operating activities	(491,670)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	177,840
Repayment of note payable to related party	(182,657)
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Offering costs paid	(8,473,880)
Net cash provided by financing activities	404,071,303
Net increase in cash	1,079,633
Cash - beginning of the period	—
Cash - end of the period	$1,079,633
Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accrued expenses	$108,175
Offering costs included in accounts payable	$7,425
Deferred underwriting commissions in connection with the initial public offering	$14,087,500
Deferred legal fees in connection with the initial public offering	$100,000
Initial value of common stock subject to possible redemption	$359,258,880
Change in value of common stock subject to possible redemption	$(24,376,900)

The accompanying notes are an integral part of these financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

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

Sponsor and Financing

The Company’s sponsor is Supernova Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 20, 2020. On October 23, 2020, the Company consummated its Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.1 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,700,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.1 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law and stock exchange listing requirements. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per- share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination or don’t vote at all. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 or potentially less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Affiliates of the Company’s Co-Chairs (the “forward purchasers”) have entered into forward purchase agreements with our Company which provide for the purchase by the forward purchasers of shares of Class A common stock in an aggregate share amount equal to 5,000,000 shares of Class A common stock, plus an aggregate of 1,666,667 warrants exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of the initial business combination. The warrants to be issued as part of the forward purchase agreements will be identical to the warrants sold as part of the units in the initial public offering. The obligations under the forward purchase agreements do not depend on whether any shares of Class A common stock are redeemed by the Company’s public stockholders.

Proposed Business Combination

As more fully described in Note 11, on March 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Supernova, Orchids Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Supernova (“First Merger Sub”), Orchids Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Supernova (“Second Merger Sub”), and OfferPad, Inc., a Delaware corporation (“Offerpad”). In connection with the Closing, Supernova will change its name to “Offerpad Solutions, Inc.”

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $183,000 under the Note (Note 5). The Company repaid the Note in full on October 23, 2020. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2 —Restatement of Previously Issued Financial Statements

On May 13 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase shares of Class A common stock that the Company issued in October 2020 (the “Warrants”) and the forward purchase agreements, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 23, 2020, the Company’s warrants and forward purchase agreements were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the Warrants as well as the forward purchase agreements should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants and  forward purchase agreements were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on October 23, 2020 and its forward purchase agreements, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants and forward purchase agreements should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$404,063,677	$—	$404,063,677
Liabilities and stockholders’ equity
Total current liabilities	$320,025	$—	$320,025
Deferred legal fees	100,000	—	100,000
Deferred underwriting commissions	14,087,500	—	14,087,500
Derivative liabilities	—	49,674,170	49,674,170
Total liabilities	14,507,525	49,674,170	64,181,695
Class A common stock, $0.0001 par value; shares subject to possible redemption	384,556,150	(49,674,170)	334,881,980
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	179	497	676
Class B common stock - $0.0001 par value	1,006	—	1,006
Additional paid-in-capital	5,215,685	25,163,513	30,379,198
Accumulated deficit	(216,868)	(25,164,010)	(25,380,878)
Total stockholders’ equity	5,000,002	—	5,000,002
Total liabilities and stockholders’ equity	$404,063,677	$—	$404,063,677

	Period From August 31, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(290,641)	$—	$(290,641)
Other (expense) income:
Change in fair value of derivative liabilities	—	(24,193,170)	(24,193,170)
Financing costs - derivative liabilities	—	(970,840)	(970,840)
Net gain from investments held in Trust Account	78,522	—	78,522
Total other (expense) income	78,522	(25,164,010)	(25,085,488)
Loss before income tax expense	(212,119)	(25,164,010)	(25,376,129)
Income tax expense	4,749	—	4,749
Net loss	$(216,868)	$(25,164,010)	$(25,380,878)
Basic and Diluted weighted-average Class A common shares subject to possible redemption outstanding	38,473,726	(2,582,662)	35,891,064
Basic and Diluted net loss per Class A common shares subject to possible redemption	$—	$—	$—
Basic and Diluted weighted-average non-redeemable Class A and Class B common shares outstanding	10,646,616	1,585,845	12,232,461
Basic and Diluted net loss per non-redeemable Class A and Class B common shares	$(0.02)	$2.10	$(2.08)

	Period From August 31, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net cash used in operating activities	(491,670)	—	(491,670)
Net cash used in investing activities	(402,500,000)	—	(402,500,000)
Net cash provided by financing activities	404,071,303		404,071,303
Net change in cash	$1,079,633	$—	$1,079,633

In addition, the impact to the balance sheet dated October 23, 2020, filed on Form 8-K on October 29, 2020 related to the impact of accounting for the public and private warrants and forward purchase agreements as liabilities at fair value resulted in a $25.5 million increase to the derivative liabilities line item at October 23, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item.  There is no change to total stockholders’ equity at the reported balance sheet date, however the accumulated paid-in-capital, accumulated deficit, and Class A common stock amounts did change for the financing costs.

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of  December 31, 2020, and the period from August 31, 2020 (inception) through December 31, 2020, (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants and forward purchase agreements in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.0 million is included in financing cost -derivative liabilities in the statement of operations and $21.8 million is included in stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 33,488,198 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For The Period From August 31, 2020 (inception) through December 31, 2020 (Restated)
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$65,330
Less: Company's portion available to be withdrawn to pay taxes	$(54,923)
Net income attributable to Class A common stock subject to possible redemption	$10,407
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	35,891,064
Basic and diluted net income per share	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(25,380,878)
Net income allocable to Class A Common stock subject to possible redemption	10,407
Non-Redeemable Net Loss	$(25,370,471)
Denominator: Weighted average Non-redeemable Class A and Class B common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B common stock	12,232,461
Basic and diluted net loss per share, Non-redeemable Class A and Class B common stock	$(2.08)

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 13,416,667 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,700,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

In connection with the closing of our initial public offering, the Company entered into forward purchase agreements to which its Sponsors committed to purchase the Company’s Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant,  in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The forward purchase agreements are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the forward purchase agreement as a liability at fair value and adjusts the instrument to fair value at each reporting period. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreements.

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

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of District of Columbia. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 4—Initial Public Offering

On October 23, 2020, the Company consummated its Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.1 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

Founder Shares

On September 9, 2020, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On September 14, 2020, the Company effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, the Company effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares (see Note 8). All shares and associated amounts have been adjusted to reflect the stock splits. The initial stockholders agreed to forfeit, after giving effect to the stock split that occurred on October 20, 2020, up to 1,312,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

Forward Purchase Agreements

In connection with the closing of the Company’s initial public offering, the Company entered into forward purchase agreements to which the Company’s Sponsors committed to purchase our Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The shares of Class A common stock and warrants to be issued pursuant to the Forward Purchase Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

Note 6—Commitments and Contingencies

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

Note 7—Derivative Liabilities

As of December 31, 2020, the Company had 13,416,667 and 6,700,000 Public Warrants and Private Warrants outstanding, respectively.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 40,250,000 shares of Class A common stock issued or outstanding including 33,488,198 shares subject to possible redemption.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$402,578,522	$—	$—
Liabilities:
Derivative warrant liabilities	$27,504,170	$—	$14,070,000
Deriviative liabilities - Forward purchase agreements	$—	$—	$8,100,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreements. For the period from August 31, 2020 (inception) through December 31, 2020, the Company recognized a non-cash loss resulting from an increase in the fair value of liabilities of approximately $24.2 million presented as change in fair value of derivative liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, forward purchase agreements and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	As of October 23, 2020	As of December 31, 2020
Volatility	21.00%	21.75%
Stock price	$10.00	$11.00
Expected life of the options to convert	5.833	5.647
Risk-free rate	0.460%	0.469%
Dividend yield	0.0%	0.0%

The following table provides quantitative Level 3 fair value measurement inputs at their measurement dates for the forward purchase agreement:

	As of October 23, 2020	As of December 31, 2020
Risk-free rate	0.117%	0.93%
Term	0.833	0.647

The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the period from August 31, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative liabilities at August 31, 2020 (inception)	$—
Issuance of Public and Private Warrants and forward purchase agreements - Level 3	25,481,000
Transfer of Public Warrants to Level 1 measurement	(16,905,000)
Change in fair value of derivative liabilities - Level 3	13,594,000
Derivative liabilities at Level 3, December 31, 2020	$22,170,000

Note 10—Income Taxes

The components of the provision for income taxes are as follows:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Current expense (benefit):
Federal	$3,325
State	1,424
Total current expense (benefit):	$4,749
Deferred expense (benefit):
Federal	$—
State	—
Total deferred expense (benefit):	$—
Total income tax expense (benefit):	$4,749

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Income at US statutory rate	21.00%
State Taxes, net of federal benefit	0.05%
Financing cost – derivative liabilities	(0.80)%
Change in fair value of derivative liabilities	(20.02)%
Change in valuation allowance	(0.25)%
(0.02)%

The net deferred income tax asset balance related to the following:

For the Period from August 31, 2020 (inception) Through December 31, 2020
Capitalized start-up costs	$63,119
Total deferred tax assets	$63,119
Valuation allowance	$(63,119)
Net deferred tax assets (liability)	$—

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Note 11—Subsequent Events

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

On April 21, 2021 a stockholder complaint was filed in the Supreme Court of the State of New York against us and the individual members of our Board, captioned Muir v. Supernova Partners Acquisition Company, Inc., et al. (the “Muir Complaint”). The complaint asserts that the individual members of our Board breached their fiduciary duties, and that we aided and abetted that breach of fiduciary duties, by allegedly failing to disclose material information and disclosing materially misleading information in the Proxy Statement, including allegations relating to the background of the Merger, financial projections, and analyses of financial advisors. We have also received certain demands from stockholders making similar allegations. We believe that the estimated loss associated with the Muir Complaint is not reasonably probable or estimable.

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

May 25, 2021	Supernova Partners Acquisition Company, Inc.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spencer M. Rascoff Spencer M. Rascoff	Co-Chair	May 25, 2021

/s/ Alexander M. Klabin Alexander M. Klabin	Co-Chair	May 25, 2021

/s/ Robert D. Reid Robert D. Reid	Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2021

/s/ Michael S. Clifton Michael S. Clifton	Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2021

/s/ Jim Lanzone	Director	May 25, 2021
Jim Lanzone