Form 10-Q
period 2021-03-31
Supernova Partners Acquisition Company, Inc.
filed 2021-05-28
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one warrant to purchase one Class A common stock	SPNV.U	The New York Stock Exchange

Class A common stock, par value $0.0001 per share	SPNV	The New York Stock Exchange

Warrants to purchase Class A common stock, at an exercise price of $11.50 per share	SPNV WS	The New York Stock Exchange

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

As of May 24, 2021, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$760,543	$1,079,633
Due from related party	19,148	—
Prepaid expenses	339,049	405,522

Total current assets	1,118,740	1,485,155
Investments held in Trust Account	402,674,662	402,578,522

Total Assets	$403,793,402	$404,063,677

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$82,160	$38,915
Accrued expenses	3,158,353	215,097
Due to related party	69	—
Income tax payable	17,620	4,749
Franchise tax payable	49,365	61,264

Total current liabilities	3,307,567	320,025
Deferred legal fees	100,000	100,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	41,251,830	49,674,170

Total Liabilities	58,746,897	64,181,695

Commitments and Contingencies
Class A common stock, $0.0001 par value; 34,004,650 and 33,488,198 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	340,046,500	334,881,980
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 6,245,350 and 6,761,802 shares issued and outstanding (excluding 34,004,650 and 33,488,198 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	625	676
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,006	1,006
Additional paid-in capital	25,214,729	30,379,198
Accumulated deficit	(20,216,355)	(25,380,878)

Total stockholders’ equity	5,000,005	5,000,002

Total Liabilities and Stockholders’ Equity	$403,793,402	$404,063,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$3,291,721
Franchise tax expenses	49,365

Total operating expenses	(3,341,086)
Other income
Change in fair value of derivative liabilities	8,422,340
Net gain on investments held in Trust Account	96,140

Income before income tax expense	5,177,394
Income tax expense	12,871

Net income	$5,164,523

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	33,493,936

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00

Weighted average shares outstanding of non redeemable Class A and Class B common stock, basic and diluted	16,818,564

Basic and diluted net income per share, non redeemable Class A and Class B common stock	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	6,761,802	$676	10,062,500	$1,006	$30,379,198	$(25,380,878)	$5,000,002
Common stock subject to possible redemption	(516,452)	(51)	—	—	(5,164,469)	—	(5,164,520)
Net income	—	—	—	—	—	5,164,523	5,164,523

Balance - March 31, 2021	6,245,350	$625	10,062,500	$1,006	$25,214,729	$(20,216,355)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$5,164,523
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,422,340)
Net gain from investments held in the Trust Account	(96,140)
Changes in operating assets and liabilities:
Prepaid expenses	66,473
Due from related party	(19,148)
Accounts payable	43,245
Accrued expenses	2,943,256
Due to related party	69
Income tax payable	12,871
Franchise tax payable	(11,899)

Net cash used in operating activities	(319,090)

Net change in cash	(319,090)
Cash - beginning of the period	1,079,633

Cash - end of the period	$760,543

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(5,164,520)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2021, the Company had approximately $0.8 million in its operating bank accounts and a working capital deficit of approximately $2.1 million (not taking into account approximately $67,000 of taxes that may be paid using investment income from the Trust Account). The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 25, 2021.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of March 31, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, income tax payable and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the unaudited condensed statement of operations as incurred. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 34,004,650 and 33,488,198 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,116,667 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For the Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$81,219
Less: Company’s portion available to be withdrawn to pay taxes	$(52,577)

Net income attributable to Class A common stock subject to possible redemption	$28,642

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	33,493,936

Basic and diluted net income per share	$0.00

Non-redeemable common stock
Numerator: Net income minus net earnings
Net income	$5,164,523
Net income allocable to Class A common stock subject to possible redemption	28,642

Non-redeemable net income	$5,193,165

Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	16,818,564

Basic and diluted net income per share, non-redeemable common stock	$0.31

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

The 13,416,667 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,700,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the closing of our initial public offering, the Company entered into forward purchase agreements to which its Sponsors committed to purchase the Company’s Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The forward purchase agreements are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the forward purchase agreements as liabilities at fair value and adjusts the instrument to fair value at each reporting period. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreements.

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

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying unaudited condensed financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of District of Columbia. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of March 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On September 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company had borrowed approximately $183,000 under the Note and fully repaid the Note on October 23, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Forward Purchase Agreements

In connection with the closing of the Company’s Initial Public Offering, the Company entered into forward purchase agreements to which the Company’s Sponsors committed to purchase the Company’s Class A common stock in an aggregate amount equal to 5,000,000 shares of common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The shares of Class A common stock and warrants to be issued pursuant to the Forward Purchase Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Derivative Liabilities

As of March 31, 2021 and December 31, 2020, the Company 13,416,667 and 6,700,000 Public Warrants and Private Warrants outstanding, respectively.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 40,250,000 shares of Class A common stock issued or outstanding including 34,004,650 and 33,488,198 shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets, respectively.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 9, 2020, the Company issued 11,500,000 shares of Class B common stock. On September 14, 2020, the Company effectuated an 0.75-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On October 20, 2020, the Company effectuated a 6-for-7 stock split of the founder shares, resulting in an aggregate outstanding amount of 10,062,500 Founder Shares. All shares and associated amounts have been adjusted to reflect the stock splits. Of these, up to 1,312,500 shares of Class B common stock are subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the number of shares of Class B common stock would collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on October 23, 2020; thus, these 1,312,500 shares of Class B common stock were no longer subject to forfeiture.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amount issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, an affiliate of our sponsor or any of the Company’s officers or director. As of March 31, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.

Note 8—Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,674,662	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$24,820,830	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$12,931,000
Derivative liabilities - Forward Purchase Agreements	$—	$—	$3,500,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,578,522	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$27,504,170	$—	$—
Derivative liabilities - Private Placement Warrants			$14,070,000
Derivative liabilities - Forward Purchase Agreements	$—	$—	$8,100,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1,2, and 3 for the three months ended March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreements. For the three months ended March 31, 2021, the Company recognized a non-cash gain resulting from a decrease in the fair value of liabilities of approximately $8.4 million presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, forward purchase agreements and the Public Warrants prior to being separately listed and traded, is determined using Level 3

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	As of December 31, 2020	As of March 31, 2021
Volatility	21.75%	24.25%
Stock price	$11.00	$10.11
Expected life of the options to convert	5.647	5.297
Risk-free rate	0.469%	0.980%
Dividend yield	0.00%	0.00%

The following table provides quantitative Level 3 fair value measurement inputs at their measurement dates for the forward purchase agreements:

	As of December 31, 2020	As of March 31, 2021
Risk-free rate	0.093%	0.037%
Term	0.647	0.297

The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities at Level 3 at December 31, 2020	$22,170,000
Change in fair value of derivative liabilities	(5,739,000)

Derivative liabilities at Level 3 at March 31, 2021	$16,431,000

Note 9—Subsequent Events

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the initial public offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of approximately $5.2 million, which consisted of a gain of approximately $8.4 million from changes in fair value of derivative liabilities and approximately $96,000 in investment income on the Trust Account, offset by approximately $3.3 million in general and administrative expenses, approximately $49,000 in franchise tax expenses, and approximately $13,000 in income tax expenses.

As a result of the restatements to the financial statements described in the Form 10-K/A, we classify the warrants and forward purchasing agreements issued in connection with our Initial Public Offering and Private Placement as derivative liabilities at their fair value and adjust the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. For the three months ended March 31, 2021, the change in fair value of derivative liabilities was a decrease of approximately $8.4 million.

Liquidity and Going Concern

As of March 31, 2021, we had approximately $0.8 million in cash and a working capital deficit of approximately $2.1 million (not taking into account approximately $67,000 of taxes that may be paid using investment income from the Trust Account). The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 6,700,000 private placement warrants at a price of $1.50 per private placement warrant to our Sponsor, generating proceeds of approximately $10.1 million.

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to our Sponsor was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash (except as described below) and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Our Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell the private placement warrants until 30 days after the completion of the initial Business Combination.

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

Related Party Loans

On September 9, 2020, our Sponsor, a related party, agreed to loan us an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the initial public offering. We had borrowed approximately $183,000 under the Note and fully repaid the Note on October 23, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

Commitments and Contingencies

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

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 34,004,650 and 33,488,198 shares of common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of the condensed balance sheets, respectively.

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

We issued 13,416,667 common stock warrants to investors in our Initial Public Offering and issued 6,700,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

In connection with the closing of our Initial Public Offering, we entered into forward purchase agreements to which our Sponsors committed to purchase our Class A common stock in an aggregate amount equal to 5,000,000 shares of our common stock, plus an aggregate of 1,666,667 warrants to purchase one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 for one share of Class A common stock and one-third of one warrant, in a private placement that is conditioned upon, and will be consummated concurrently with, the Closing. The forward purchase agreements are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the forward purchase agreements as liabilities at fair value and adjust the instrument to fair value at each reporting period. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to our misapplication of the accounting for our warrants and forward purchase agreements as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Restatement of Previously Issued Financial Statements

On May 25, 2021, we revised our prior position on accounting for warrants and forward purchase agreements, and restated our December 31, 2020 financial statements to reclassify the Company’s warrant and forward purchase agreements. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A final prospectus for the Initial Public Offering as filed with the SEC on May 25, 2021.

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

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Mine Safety Disclosures.

None

Item 5.    Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 17, 2021, by and among Supernova Partners Acquisition Company, Inc., Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc. (1)

10.1	Form of Registration Rights Agreement. (1)

10.2	Form of PIPE Subscription Agreement. (1)

10.3	Sponsor Support Agreement, dated as of March 17, 2021, by and among Supernova Partners Acquisition Company, Inc., OfferPad, Inc., Supernova Partners LLC and certain other parties thereto. (1)

10.4	OfferPad Holders Support Agreement, dated as of March 17, 2021, by and among Supernova Partners Acquisition Company, Inc., OfferPad, Inc. and certain other parties thereto. (1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 27, 2021	SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer