Form 10-Q
period 2021-06-30
Supernova Partners Acquisition Company, Inc.
filed 2021-08-16
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Supernova Partners Acquisition Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39641	85-2800538
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4301 50th Street NW Suite 300, PMB 1044 Washington, DC	20016
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 15, 2021, 40,250,000 shares of Class A common stock, par value $0.0001 per share, and 10,062,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$283,067	$1,079,633
Due from related party	7,713	-
Prepaid expenses	279,849	405,522
Total current assets	570,629	1,485,155
Investments held in Trust Account	402,685,072	402,578,522
Total Assets	$403,255,701	$404,063,677
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$187,720	$38,915
Accrued expenses	4,821,109	215,097
Due to related party	21,049	-
Income tax payable	6,764	4,749
Franchise tax payable	74,742	61,264
Total current liabilities	5,111,384	320,025
Deferred legal fees	100,000	100,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	33,263,670	49,674,170
Total Liabilities	52,562,554	64,181,695
Commitments and Contingencies
Class A common stock, $0.0001 par value; 34,569,314 and 33,488,198 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	345,693,140	334,881,980
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,680,686 and 6,761,802 shares issued and outstanding (excluding 34,569,314 and 33,488,198 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	568	676
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,006	1,006
Additional paid-in capital	19,568,146	30,379,198
Accumulated deficit	(14,569,713)	(25,380,878)
Total Stockholders' Equity	5,000,007	5,000,002
Total Liabilities and Stockholders' Equity	$403,255,701	$404,063,677

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$2,312,921	$5,604,642
Franchise tax expenses	49,863	99,228
Loss from operations	(2,362,784)	(5,703,870)
Other income
Change in fair value of derivative liabilities	7,988,160	16,410,500
Income on investments held in Trust Account	10,410	106,550
Income before income tax expense	5,635,786	10,813,180
Income tax expense	(10,856)	2,015
Net income	$5,646,642	$10,811,165

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	34,010,855	33,753,824
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	16,301,645	16,558,676
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.35	$0.65

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,761,802	$676	10,062,500	$1,006	$30,379,198	$(25,380,878)	$5,000,002
Common stock subject to possible redemption	(516,452)	(51)	-	-	(5,164,469)	-	(5,164,520)
Net income	-	-	-	-	-	5,164,523	5,164,523
Balance - March 31, 2021	6,245,350	$625	10,062,500	$1,006	$25,214,729	$(20,216,355)	$5,000,005
Common stock subject to possible redemption	(564,664)	(57)	-	-	(5,646,583)	-	(5,646,640)
Net income	-	-	-	-	-	5,646,642	5,646,642
Balance - June 30, 2021	5,680,686	$568	10,062,500	$1,006	$19,568,146	$(14,569,713)	$5,000,007

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$10,811,165
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(16,410,500)
Income on from investments held in the Trust Account	(106,550)
Changes in operating assets and liabilities:
Prepaid expenses	125,673
Due from related party	(7,713)
Accounts payable	148,805
Accrued expenses	4,606,012
Due to related party	21,049
Income tax payable	2,015
Franchise tax payable	13,478
Net cash used in operating activities	(796,566)

Net change in cash	(796,566)

Cash - beginning of the period	1,079,633
Cash - end of the period	$283,067

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$(10,811,160)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Offerpad and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on March 18, 2021 and Amendment No. 2 to Form S-4 filed with the SEC on June 24, 2021.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $0.3 million in its operating bank accounts and a working capital deficit of approximately $4.5 million (not taking into account approximately $82,000 of taxes that may be paid using investment income from the Trust Account). The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30,

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The consolidated condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 25, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities,

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the consolidated condensed balance sheets.

Fair Value of Financial Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The 13,416,667 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,700,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

change in fair value is recognized in the Company’s unaudited consolidated condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering . Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited consolidated condensed statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 34,569,314 and 33,488,198 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated condensed balance sheets, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,116,667 shares in the calculation of diluted income (loss) per share, since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited consolidated condensed statement of operations includes a presentation of income (loss ) per common share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Income on investments held in Trust Account	$8,941	$91,516
Less: Company's portion available to be withdrawn to pay taxes	$(8,941)	$(86,958)
Net income attributable to Class A common stock subject to possible redemption	$-	$4,558
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,010,855	33,753,824
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$0.00

Non-redeemable common stock
Numerator: Net income minus net earnings
Net income	$5,646,642	$10,811,165
Net income allocable to Class A common stock subject to possible redemption	-	(4,558)
Non-redeemable net income	$5,646,642	$10,806,607
Denominator: Weighted average non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	16,301,645	16,558,676
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.35	$0.65

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes . Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. These temporary differences primarily relate to net operating loss carryforwards available to offset future taxable income. Valuation allowances are established, if necessary, to reduce a deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying unaudited consolidated

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

condensed financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the District of Columbia. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited consolidated condensed financial statements.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On September 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company had borrowed approximately $183,000 under the Note and fully repaid the Note on October 23, 2020. This facility is no longer available.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Stockholder Complaint

On April 21, 2021 a stockholder complaint was filed in the Supreme Court of the State of New York against us and the individual members of our Board, captioned Muir v. Supernova Partners Acquisition Company, Inc., et al. (the “Muir Complaint”). The complaint asserts that the individual members of the Company’s Board breached their fiduciary duties, and that the Company aided and abetted that breach of fiduciary duties, by allegedly failing to disclose material information and disclosing materially misleading information in the Proxy Statement, including allegations relating to the background of the Merger, financial projections, and analyses of financial advisors. The Company has also received certain demands from stockholders making similar allegations. Management believes that the estimated loss associated with the Muir Complaint is not reasonably probable or estimable.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6— Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company 13,416,667 and 6,700,000 Public Warrants and Private Warrants outstanding, respectively.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Note 7— Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 40,250,000 shares of Class A common stock issued or outstanding including 34,569,314 and 33,488,198 shares subject to possible redemption that were classified as temporary equity in the accompanying consolidated condensed balance sheets, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to increase in respect of the issuance of certain securities, as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amount issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, an affiliate of our sponsor or any of the Company’s officers or director. As of June 30, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.

Note 8—Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,685,072	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$20,661,670	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$-	$10,452,000
Derivative liabilities - Forward Purchase Agreements	$-	$-	$2,150,000

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$402,578,522	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$27,504,170	$-	$-
Derivative liabilities - Private Placement Warrants			$14,070,000
Derivative liabilities - Forward Purchase Agreements	$-	$-	$8,100,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1,2, and 3 for the three and six months ended June 30, 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with the Company’s Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of the forward purchase agreements is determined as the estimated unit value less the net present value of the forward purchase agreements. For the three and six months ended June 30, 2021, the Company recognized a non-cash gain resulting from a decrease in the fair value of liabilities of approximately $8.0 million and $16.4 million, respectively presented as change in fair value of derivative liabilities on the accompanying unaudited consolidated condensed statement of operations.

The estimated fair value of the Private Placement Warrants, forward purchase agreements and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Changes to these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	As of December 31, 2020	As of March 31, 2021	As of June 30, 2021
Volatility	21.75%	24.25%	22.13%
Stock price	$11.00	$10.11	$9.93
Expected life of the options to convert	5.647	5.297	5.047
Risk-free rate	0.469%	0.980%	0.870%
Dividend yield	0.00%	0.00%	0.00%

SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative Level 3 fair value measurement inputs at their measurement dates for the forward purchase agreements:

	As of December 31, 2020	As of March 31, 2021	As of June 30, 2021
Risk-free rate	0.093%	0.037%	0.050%
Term	0.647	0.297	0.047

The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the three and six months ended June 30, 2021 is summarized as follows:

Derivative liabilities at Level 3 at December 31, 2020	$22,170,000
Change in fair value of Private Placement Warrants	(1,139,000)
Change in fair value of Forward Purchase Agreements	(4,600,000)
Derivative liabilities at Level 3 at March 31, 2021	$16,431,000
Change in fair value of Private Placement Warrants	(2,479,000)
Change in fair value of Forward Purchase Agreements	(1,350,000)
Derivative liabilities at Level 3 at June 30, 2021	$12,602,000

Note 9—Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to the “Company,” “Supernova Partners Acquisition Company, Inc.,” “Supernova,” “our,” “us” or “we” refer to Supernova Partners Acquisition Company, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim consolidated condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of Supernova and Offerpad and the satisfaction or waiver of certain other customary conditions. For full details and the filed agreements, refer to our Current Report on 8-K announcing the Merger Agreement filed on March 18, 2021 and Amendment No. 2. To Form S-4 filed with the SEC on June 24, 2021.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the initial public offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of approximately $5.6 million, which consisted of a gain of approximately $8.0 million from changes in fair value of derivative liabilities, approximately $11,000 in investment income on the Trust Account, and approximately $11,000 of a reversal of estimated income taxes, offset by approximately $2.3 million in general and administrative expenses, approximately $50,000 in franchise tax expenses.

For the six months ended June 30, 2021, we had a net income of approximately $10.8 million, which consisted of a gain of approximately $16.4 million from changes in fair value of derivative liabilities and approximately $107,000 in investment income on the Trust Account, offset by approximately $5.6 million in general and administrative expenses, approximately $99,000 in franchise tax expenses, and approximately $2,000 in income tax expenses.

Liquidity and Going Concern

As of June 30, 2021, we had approximately $0.3 million in cash and a working capital deficit of approximately $4.5 million (not taking into account approximately $82,000 of taxes that may be paid using investment income from the Trust Account). The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

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

Stockholder Complaint

On April 21, 2021, a stockholder complaint was filed in the Supreme Court of the State of New York against us and the individual members of our Board, captioned Muir v. Supernova Partners Acquisition Company, Inc., et al. (the “Muir Complaint”). The complaint asserts that the individual members of our Board breached their fiduciary duties, and that we aided and abetted that breach of fiduciary duties, by allegedly failing to disclose material information and disclosing materially misleading information in the Proxy Statement, including allegations relating to the background of the Merger, financial projections, and analyses of financial advisors. We have also received certain demands from stockholders making similar allegations. We believe that the estimated loss associated with the Muir Complaint is not reasonably probable or estimable.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of unaudited consolidated condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We issued 13,416,667 common stock warrants to investors in our Initial Public Offering and issued 6,700,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited consolidated condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 34,569,314 and 33,488,198 shares of common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ equity section of the consolidated condensed balance sheets, respectively.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 20,116,667 shares of our common stock in the calculation of diluted loss per share, , since the exercise price of the warrants is in excess of the average stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited consolidated condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited consolidated condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part II, Item 9A of our Form 10K/A for the period December 31, 2020 filed with the SEC on May 25, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	SUPERNOVA PARTNERS ACQUISITION COMPANY, INC.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer