Form 10-Q
period 2021-09-30
Offerpad Solutions Inc.
filed 2021-11-10
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-39641

Offerpad Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2800538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2150 E. Germann Road, Suite 1, Chandler, Arizona	85286
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 388-4539

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	OPAD	The New York Stock Exchange
Warrants to purchase Class A common stock, at an exercise price of $11.50 per share	OPADWS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 2, 2021, there were 223,528,935 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 2

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (the “Company,” “Offerpad,” “we,” “us,” or “our”) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which Offerpad operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Offerpad. Factors that may impact such forward-looking statements include:

•
its ability to respond to general economic conditions;
•
the health of the U.S. residential real estate industry;
•
its ability to grow market share in its existing markets or any new markets it may enter;
•
the impact of the COVID-19 pandemic;
•
its ability to manage its growth effectively;
•
its ability to accurately value and manage inventory, and to maintain an adequate and desirable supply of inventory;
•
its ability to successfully launch new product and service offerings, and to manage, develop and refine its technology platform;
•
its ability to maintain and enhance its products and brand, and to attract customers;
•
its ability to achieve and maintain profitability in the future; and
•
the success of strategic relationships with third parties.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the other documents filed by us from time to time with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 3

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
Our business and operating results may be significantly impacted by a number of factors, including general economic conditions, local or regional conditions in the markets in which we operate, the health of the U.S. residential real estate industry and governmental actions that impact us, risks associated with our real estate assets and the COVID-19 pandemic and attempts to contain it;
•
Our limited operating history makes it difficult to evaluate our current business and future prospects and the risk of your investment;
•
We operate in a competitive and fragmented industry, and we may not be successful in attracting customers for our products and services or in competing effectively through management of our products or services, including home renovations, which could harm our business, results of operations and financial condition;
•
We have experienced rapid growth since inception, which may not be indicative of future growth, and, if we continue to grow rapidly, we may experience difficulties in managing our growth and expanding our operations and service offerings;
•
Our business model and growth strategy depend on our marketing efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner;
•
We may be unsuccessful in launching or marketing new products or services, or launching existing products and services into new markets, or may be unable to successfully integrate new offerings into our existing platform, which would result in significant expense and may not achieve desired results;
•
We have a history of losses since inception, and we may not achieve or maintain profitability in the future;
•
Our business is dependent upon our ability to acquire, accurately value and manage inventory and any decrease in availability of inventory, an ineffective pricing or portfolio management strategy, inaccurate information from prospective sellers or buyers with respect to their homes or ineffective home inspections may have an adverse effect on our business, sales and results of operations;
•
Prospective sellers and buyers of homes may choose not to transact online, which could harm our growth prospects;
•
Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information;
•
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity;
•
Our ability to compete depends in part on protecting our intellectual property and other propriety information and on maintaining necessary intellectual property licenses;
•
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations, including licensing and conduct requirements relating to our real estate brokers and brokerage-related businesses and mortgage products;
•
We utilize a significant amount of indebtedness in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing;
•
We rely on agreements with third parties to finance our business; and
•
We face risks relating to our capital structure, including the potential impact of our multi-class structure.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 4

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value per share, unaudited)

		September 30,	December 31,
		2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$116,634	$43,938
Restricted cash		20,024	6,804
Accounts receivable		10,038	2,309
Inventory		902,062	171,359
Prepaid expenses and other current assets		10,453	2,880
Total current assets		1,059,211	227,290
Property and equipment, net		9,556	8,231
Other non-current assets		193	352
TOTAL ASSETS	(1)	$1,068,960	$235,873
LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$6,126	$2,149
Accrued liabilities		28,354	11,181
Secured credit facilities and notes payable		509,833	50,143
Secured credit facilities and notes payable, net - related party		241,208	126,825
Total current liabilities		785,521	190,298
Secured credit facilities and notes payable, net of current portion		—	4,710
Warrant liabilities		39,711	—
Total liabilities	(2)	825,232	195,008
Commitments and contingencies (Note 16)
Temporary equity:
Series A convertible preferred stock, zero and 21,011 shares authorized, respectively; zero and 20,907 shares issued and outstanding, respectively; liquidation preference of $0 and $15,099, respectively		—	14,921
Series A-1 convertible preferred stock, zero and 10,905 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $7,500, respectively		—	7,470
Series A-2 convertible preferred stock, zero and 8,322 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $7,500, respectively		—	7,463
Series B convertible preferred stock, zero and 58,390 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $50,000, respectively		—	49,845
Series C convertible preferred stock, zero and 56,716 shares authorized, respectively; zero and 39,985 shares issued and outstanding, respectively; liquidation preference of $0 and $105,750, respectively		—	104,424
Total temporary equity		—	184,123
Stockholders’ equity (deficit):
Class A common stock, $0.0001 and $0.00001 par value, respectively; 2,000,000 and 256,694 shares authorized, respectively; 223,529 and 57,865 shares issued and outstanding, respectively		22	—
Class B common stock, $0.0001 and zero par value, respectively; 20,000 and zero shares authorized, respectively; 14,816 and zero shares issued and outstanding, respectively		2	—
Additional paid in capital		388,566	5,908
Accumulated deficit		(144,862)	(138,516)
Treasury stock		—	(10,650)
Total stockholders’ equity (deficit)		243,728	(143,258)
TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)		$1,068,960	$235,873

(1)
Our consolidated assets as of September 30, 2021 and December 31, 2020 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $20,024 and $6,804; Accounts receivable, $8,345 and $1,638; Inventory, $900,283 and $171,212; Prepaid expenses and other current assets, $2,879 and $1,036; Property and equipment, net, $4,377 and $2,772; Total assets of $935,908 and $183,462, respectively.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 5

(2)
Our consolidated liabilities as of September 30, 2021 and December 31, 2020 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $4,561 and $716; Accrued liabilities, $2,442 and $575; Current portion of secured credit facilities and notes payable, net, $751,041 and $173,539; Noncurrent portion of secured credit facilities and notes payable, net, $0 and $653; Total liabilities, $758,044 and $175,483, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$540,287	$186,365	$1,202,906	$841,027
Cost of revenue	487,165	166,600	1,065,383	778,503
Gross profit	53,122	19,765	137,523	62,524
Operating expenses:
Sales, marketing and operating	38,727	16,072	95,398	59,048
General and administrative	8,160	3,981	18,031	12,204
Technology and development	2,777	1,633	7,663	5,454
Total operating expenses	49,664	21,686	121,092	76,706
Income (loss) from operations	3,458	(1,921)	16,431	(14,182)
Other income (expense):
Change in fair value of warrant liabilities	(13,185)	—	(13,185)	—
Interest expense	(5,495)	(1,312)	(9,670)	(8,404)
Other income, net	—	289	248	787
Total other expense	(18,680)	(1,023)	(22,607)	(7,617)
Loss before income taxes	(15,222)	(2,944)	(6,176)	(21,799)
Income tax expense	(81)	—	(170)	—
Net loss	$(15,303)	$(2,944)	$(6,346)	$(21,799)
Net loss per share, basic	$(0.13)	$(0.05)	$(0.08)	$(0.38)
Net loss per share, diluted	$(0.13)	$(0.05)	$(0.08)	$(0.38)
Weighted average common shares outstanding, basic	115,985	57,865	78,191	57,865
Weighted average common shares outstanding, diluted	115,985	57,865	78,191	57,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

(in thousands, unaudited)

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2021	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	5,308	$104,424	$184,123	7,920	$—	$7,653	$(129,559)	636	$(10,650)	$(132,556)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	34,677	—	—	51,740	—	—	—	4,158	—	—
Balance at June 30, 2021, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	39,985	104,424	184,123	59,660	—	7,653	(129,559)	4,794	(10,650)	(132,556)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	138,612	14	184,109	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	40,073	10	195,687	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,053	—	—	—	1,053
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,303)	—	—	(15,303)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	$—	238,345	$24	$388,566	$(144,862)	—	$—	$243,728

	Temporary Equity											Stockholders’ Deficit
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at June 30, 2020	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	5,308	$104,424	$184,123	7,682	$—	$5,083	$(134,253)	636	$(10,650)	$(139,820)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	34,677	—	—	50,183	—	—	—	4,158	—	—
Balance at June 30, 2020, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	39,985	104,424	184,123	57,865	—	5,083	(134,253)	4,794	(10,650)	(139,820)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	337	—	—	—	337
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,944)	—	—	(2,944)
Balance at September 30, 2020	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	57,865	$—	$5,420	$(137,197)	4,794	$(10,650)	$(142,427)

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) (continued)

(in thousands, unaudited)

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2020	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	5,308	$104,424	$184,123	7,682	$—	$5,908	$(138,516)	636	$(10,650)	$(143,258)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	34,677	—	—	50,183	—	—	—	4,158	—	—
Balance at December 31, 2020, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	39,985	104,424	184,123	57,865	—	5,908	(138,516)	4,794	(10,650)	(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	1,584	—	375	—	—	—	375
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	211	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	171	—	—	—	171
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	138,612	14	184,109	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	40,073	10	195,687	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	2,316	—	—	—	2,316
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,346)	—	—	(6,346)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	$—	238,345	$24	$388,566	$(144,862)	—	$—	$243,728

	Temporary Equity											Stockholders’ Deficit
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2019	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	3,765	$74,601	$154,300	7,682	$—	$4,545	$(115,398)	636	$(10,650)	$(121,503)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	24,593	—	—	50,183	—	—	—	4,158	—	—
Balance at December 31, 2019, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	28,358	74,601	154,300	57,865	—	4,545	(115,398)	4,794	(10,650)	(121,503)
Issuance of Series C (extension) stock, net of offering costs	—	—	—	—	—	—	—	—	11,627	29,823	29,823	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	875	—	—	—	875
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,799)	—	—	(21,799)
Balance at September 30, 2020	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	57,865	$—	$5,420	$(137,197)	4,794	$(10,650)	$(142,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 9

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,346)	$(21,799)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	433	308
Gain on sale of equipment	(246)	—
Amortization of debt financing costs	454	304
Impairment of inventory	1,342	2,971
Stock-based compensation	2,316	875
Change in fair value of warrant liabilities	13,185	—
Changes in operating assets and liabilities:
Accounts receivable	(7,717)	(1,472)
Inventory	(721,979)	214,080
Prepaid expenses and other assets	(7,174)	(555)
Accounts payable	3,857	439
Accrued liabilities	17,063	685
Net cash (used in) provided by operating activities	(704,812)	195,836
Cash flows from investing activities:
Purchases of property and equipment	(13,609)	(67)
Proceeds from sales of property and equipment	2,032	—
Net cash used in investing activities	(11,577)	(67)
Cash flows from financing activities:
Proceeds from Business Combination	284,011	—
Issuance cost of common stock	(51,249)	—
Borrowings from credit facilities and notes payable	1,702,702	556,627
Repayments of credit facilities and notes payable	(1,130,563)	(772,021)
Payment of debt financing costs	(3,229)	(598)
Proceeds from issuance of Class C preferred stock, net	—	29,823
Proceeds from exercise of stock options	633	—
Net cash provided by (used in) financing activities	802,305	(186,169)
Net change in cash, cash equivalents and restricted cash	85,916	9,600
Cash, cash equivalents and restricted cash, beginning of period	50,742	29,883
Cash, cash equivalents and restricted cash, end of period	$136,658	$39,483
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$116,634	$35,948
Restricted cash	20,024	3,535
Total cash, cash equivalents and restricted cash	$136,658	$39,483
Supplemental disclosure of cash flow information:
Cash payments for interest	$9,630	$11,890
Supplemental disclosure of non-cash investing and financing activities:
Transfer of property and equipment, net to inventory	$10,065	$—
Acquisition of warrant liabilities	$26,525	$—
Conversion of preferred stock to common stock	$184,123	$—
Conversion of treasury stock	$10,650	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. BUSINESS ACTIVITY

On September 1, 2021 (the “Closing Date”), we consummated the transactions contemplated by the previously announced Agreement and Plan of Merger, dated March 17, 2021 (the “Merger Agreement”), by and among OfferPad, Inc. (“Old Offerpad”), Supernova Partners Acquisition Company, Inc., a Delaware corporation (“Supernova”), and Orchids Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to these transactions, Merger Sub merged with and into Old Offerpad, with Old Offerpad becoming a wholly owned subsidiary of Supernova (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Supernova changed its name to Offerpad Solutions Inc. (“Offerpad Solutions”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Offerpad,” “we,” “us,” or “our” refer to the business of Old Offerpad, which became the business of Offerpad Solutions and its subsidiaries following the Closing.

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operates in nearly 1,500 cities and towns across 20 metropolitan markets in the United States as of September 30, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Impact of Business Combination

We accounted for the September 1, 2021 Business Combination as a reverse recapitalization whereby Old Offerpad was determined as the accounting acquirer and Supernova as the accounting acquiree. This determination was primarily based on:

•
former Offerpad stockholders having the largest voting interest in Offerpad Solutions;
•
the board of directors of Offerpad Solutions having 7 members, and Offerpad’s former stockholders having the ability to nominate the majority of the members of the board of directors;
•
Offerpad management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations;
•
the post-combination company assuming the Offerpad name;
•
Offerpad Solutions maintaining the pre-existing Offerpad headquarters; and
•
the intended strategy of Offerpad Solutions being a continuation of Offerpad’s strategy.

Accordingly, the Business Combination was treated as the equivalent of Old Offerpad issuing stock for the net assets of Supernova, accompanied by a recapitalization. The net assets of Supernova are stated at historical cost, with no goodwill or other intangible assets recorded.

While Supernova was the legal acquirer in the Business Combination, because Old Offerpad was determined as the accounting acquirer, the historical financial statements of Old Offerpad became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying unaudited interim condensed consolidated financial statements reflect (i) the historical operating results of Old Offerpad prior to the Business Combination; (ii) the combined results of the Company and Old Offerpad following the closing of the Business Combination; (iii) the assets and liabilities of Old Offerpad at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In connection with the Business Combination transaction, we have converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of the Company’s common stock issued to Old Offerpad’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Old Offerpad convertible preferred stock and common stock prior to the Business Combination have been retroactively converted as shares by applying the exchange ratio established in the Business Combination.

Basis of Presentation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

financial statements have been condensed or excluded pursuant to GAAP and SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in the prospectus that constituted part of the Company’s Registration Statement on Form S-1 (File No. 333-259790), which was filed with the SEC on September 24, 2021 and declared effective by the SEC on October 1, 2021.

The accompanying financial information reflects all adjustments which are, in the opinion of the Company’s management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant estimates include those related to the net realizable value of inventory, warrant liabilities, stock-based compensation, and deferred income tax allowances, among others. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the Company, its wholly owned operating subsidiaries and variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Under the provisions of ASC 280, Segment Reporting, the Company is not organized around specific services or geographic regions. The Company operates in one service line, providing a home buying and selling platform.

We determined that our Chief Executive Officer is the Chief Operating Decision Maker (CODM) and he uses financial information, business prospects, competitive factors, operating results and other non-U.S. GAAP financial ratios to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment on a consolidated basis for each of the periods presented.

Cash and Cash Equivalents

Cash includes demand deposits with banks and financial institutions. Cash equivalents include only investments with initial maturities of three months or less that are highly liquid and readily convertible to known amounts of cash.

Restricted Cash

Restricted cash consists of cash received from the resale of homes that is specifically designated to repay borrowings under one of the Company’s secured credit facilities and is typically released within a few days of the home sale.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. Cash is regularly maintained in excess of federally insured limits at the financial institutions. Management believes that the Company is not exposed to any significant credit risk related to cash deposits.

Accounts Receivable

Accounts receivable are generated through the sale of a home and generally results in a one- or two-day delay in receiving cash from the title company. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Most of the Company’s transactions are processed through escrow and therefore, collectability is reasonably

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assured. The Company reviews accounts receivable on a regular basis and estimates an amount of losses for uncollectible accounts based on its historical collections, age of the receivable, and any other known conditions that may affect collectability.

Inventory

Inventory consists of acquired homes and are stated at the lower of cost or net realizable value, with cost determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after listing date, are expensed as incurred and included in sales, marketing and operating expenses.

The Company reviews inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized in cost of revenue and the related inventory is adjusted to its net realizable value. The Company recorded inventory impairments of $1.0 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $3.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Inventory is classified into three categories: Homes under renovation, homes listed for sale, and homes under contract to sell.

Property and Equipment

Property and equipment is recorded at cost and primarily consist of rooftop solar panel systems installed on residential real estate and properties held for use. The Company depreciates its property and equipment for financial statement purposes using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset category are described below:

Property and Equipment Category	Estimated Useful Life
Rooftop solar panel systems	Thirty years
Properties held for use	Twenty seven and a half years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Computers and equipment	Five years
Office equipment and furniture	Seven years
Software systems	Four to five years

Long-Lived Asset Impairments

Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value.

The Company recognized no impairment charges on property and equipment for the three and nine months ended September 30, 2021 and 2020.

Accrued Liabilities

Accrued liabilities include accrued salaries and wages, interest, advertising, and other expenses.

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations.

The fair value of the public warrants is estimated based on the quoted market price of such warrants. The fair value of the private warrants is estimated using the Black-Scholes-Merton option-pricing model.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

Revenue is recognized when (or as) performance obligations are satisfied by transferring control of the promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company applies the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with our customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) the performance obligation is satisfied.

Revenue from the sale of homes is derived from the resale of homes on the open market. Home sales revenue is recognized at the time of the closing when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the sale price of the home net of resale concessions and credits to the buyer.

Cost of Revenue

Cost of revenue includes the initial purchase costs, renovation costs, holding costs and interest incurred during the renovation period, prior to listing date and real estate inventory valuation adjustments, if any. These costs are accumulated in real estate inventory up until the home is ready for resale, and then charged to cost of revenue under the specific identification method when the property is sold.

Sales, Marketing and Operating

Sales, marketing and operating expenses consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense includes any headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred. The Company incurred advertising expenses of $13.3 million and $3.5 million during the three months ended September 30, 2021 and 2020, respectively, and $32.2 million and $8.2 million during the nine months ended September 30, 2021 and 2020, respectively.

Technology and Development

Technology and development expenses consist of headcount expenses, including salaries, benefits and stock-based compensation expense for employees and contractors engaged in the design, development, and testing of website applications and software development. Technology and development expenses are charged to operations as incurred.

Stock-Based Compensation

Stock-based compensation awards consist of stock options. The Company has historically issued stock options with exercise prices equal to the fair value of the underlying stock price. Prior to the completion of the Business Combination and listing of the Company’s common stock on the public stock exchange, the fair value of Old Offerpad common stock that underlies the stock options was determined based on then-current valuation estimates at the time of grant. Because such grants occurred prior to the public trading of the Company’s common stock, the fair value of Old Offerpad common stock was typically determined with assistance of periodic valuation analyses from an independent third-party valuation firm.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for option awards.

Compensation expense for all option awards is recorded on a straight-line basis over the requisite service period of the awards, which is generally the option’s vesting period. These amounts are reduced by the forfeitures as the forfeitures occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of Deferred Tax Asset (DTAs) and Deferred Tax Liabilities (DTLs) for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

permitted under the tax laws, and results of recent operations. If the Company determines that it would be able to realize its DTAs in the future in excess of their net recorded amount, the Company would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

Consolidation of Variable Interest Entities

The Company is a variable interest holder in certain entities in which equity investors at risk do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support from other parties; these entities are VIEs. The Company’s variable interest arises from contractual, ownership or other monetary interest in the entity, which fluctuates based on the VIE’s economic performance. The Company consolidates a VIE if it is the primary beneficiary. The Company is the primary beneficiary if it has a controlling financial interest, which includes both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that obligates the Company to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

Fair Value Measurements

The Company accounts for assets and liabilities in accordance with accounting standards that define fair value and establish a consistent framework for measuring fair value on either a recurring or a nonrecurring basis. Fair value is an exit price representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Accounting standards include disclosure requirements relating to the fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Assets or liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

New Accounting Pronouncements Recently Issued Not Yet Adopted

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The Company has elected, as an EGC, to delay the adoption of this guidance until the time private companies are required to adopt, which is for annual periods beginning after December 15, 2021. The Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company has elected, as an EGC, to delay the adoption of this guidance until the time private companies are required to adopt, which is for annual periods beginning after December 15, 2022. The Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company has elected, as an EGC, to delay the adoption of this guidance until the time private companies are required to adopt, which is for annual periods beginning after December 15, 2021. The Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts. While the goal of the reference rate reform transition is for it to be economically neutral to entities, the Company is currently evaluating the effect that the new guidance will have on its condensed consolidated financial statements and disclosures.

NOTE 3. BUSINESS COMBINATION

On September 1, 2021, Old Offerpad and Supernova consummated the transactions contemplated by the previously announced Merger Agreement. At the Closing, each share of common stock and preferred stock of Old Offerpad that was issued and outstanding immediately prior to the effective time of the Merger (other than excluded shares as contemplated by the Merger Agreement) was cancelled and converted into the right to receive approximately 7.533 shares (the “Exchange Ratio”) of Offerpad Solutions Inc. common stock. The shares of Offerpad Solutions Inc. common stock received as consideration by Brian Bair, the Chief Executive Officer and Founder of the Company, are Class B shares, and entitle Mr. Bair or his permitted transferees to 10 votes per share until the earlier of (a) the date that is nine months following the date on which Mr. Bair (x) is no longer providing services, whether upon death, resignation, removal or otherwise, to Offerpad Solutions as a member of the senior leadership team, officer or director and (y) has not provided any such services for the duration of such nine-month period; and (b) the date as of which Mr. Bair or his permitted transferees have transferred, in the aggregate, more than seventy-five (75%) of the shares of Class B common stock that were held by Mr. Bair and his permitted transferees immediately following the Closing.

At the Closing, each option to purchase Old Offerpad’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Offerpad Solutions Class A common stock in the manner set forth in the Merger Agreement.

Additionally, in connection with the execution of the Merger Agreement, Supernova entered into subscription agreements, pursuant to which certain Supernova investors agreed to purchase at the closing of the Transactions an aggregate of 20,000,000 shares of Offerpad Solutions Class A common stock, for a price of $10.00 per share for an aggregate purchase price of $200.0 million (the “PIPE Investment”). The PIPE Investment was consummated simultaneously with the Closing.

Further, in connection with the closing of Supernova’s initial public offering, Supernova entered into forward purchase agreements pursuant to which certain affiliates of Supernova agreed to purchase, upon the closing of the Transactions, an aggregate of 5,000,000 shares of Offerpad Solutions Class A common stock and an aggregate of 1,666,667 warrants to purchase one share of Offerpad Solutions Class A common stock, for an aggregate purchase price of $50,000,000, or $10.00 per share of Offerpad Solutions Class A common stock and one-third of one warrant to purchase one share of Offerpad Solutions Class A common stock (“Forward Purchase Agreements”). Offerpad Solutions received the funds under the Forward Purchase Agreements upon the Closing.

We accounted for the Business Combination as a reverse recapitalization whereby Old Offerpad was determined as the accounting acquirer and Supernova as the accounting acquiree. Refer to Note 2, Summary of Significant Accounting Policies, for further details. Accordingly, the Business Combination was treated as the equivalent of Old Offerpad issuing stock for the net assets of Supernova, accompanied by a recapitalization. The net assets of Supernova are stated at historical cost, with no goodwill or other intangible assets recorded.

Upon the closing of the Transactions, Offerpad Solutions received total gross proceeds of $284.0 million, which consisted of $34.0 million from Supernova’s trust and operating accounts, $200.0 million from the PIPE Investment and $50.0 million from the Forward Purchase Agreements. Total transaction costs were $51.2 million, which principally consisted of advisory,

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

legal and other professional fees. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $63.4 million were paid in conjunction with the close, which included a $55.8 million repayment of the Secured Term Loan with First American Title Insurance Company, a $3.8 million repayment of a term loan that was used to finance the Company’s rooftop solar panel systems, a $2.5 million repayment of Notes Payable to related parties and a $1.3 million repayment of Notes Payable – other.

NOTE 4. INVENTORY

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends (in thousands):

	September 30,	December 31,
	2021	2020
Homes under renovation	$305,622	$47,978
Homes listed for sale	307,658	30,826
Homes under contract to sell	288,782	92,555
Inventory	$902,062	$171,359

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of the respective period ends (in thousands):

	September 30,	December 31,
	2021	2020
Rooftop solar panel systems	$5,075	$5,094
Properties held for use	4,399	2,790
Leasehold improvements	772	749
Software systems	318	318
Computers and equipment	265	265
Office equipment and furniture	107	70
Property and equipment, gross	10,936	9,286
Less: accumulated depreciation	(1,380)	(1,055)
Property and equipment, net	$9,556	$8,231

Depreciation expense totaled $0.1 million during each of the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of the respective period ends (in thousands):

	September 30,	December 31,
	2021	2020
Compensation	$12,098	$6,180
Marketing	5,819	1,035
Legal and professional obligations	5,482	314
Interest	2,421	699
Payroll tax	1,510	1,250
Other	1,024	1,703
Accrued liabilities	$28,354	$11,181

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7. CREDIT FACILITIES AND NOTES PAYABLE

The following presents the carrying values of the Company’s debt as of the respective period ends (in thousands):

	September 30,	December 31,
	2021	2020
Credit facilities and notes payable, net
Senior secured credit facilities with financial institutions	$453,028	$49,544
Senior secured credit facility with a related party	159,999	105,397
Senior secured debt - other	59,788	—
Mezzanine secured credit facilities with a related party	81,209	19,251
Notes payable with related parties	—	2,385
Notes payable - other	—	5,309
Debt issuance costs	(2,983)	(208)
Total credit facilities and notes payable, net	751,041	181,678
Current portion - credit facilities and notes payable, net
Total credit facilities, other debt and notes payable	509,833	50,143
Total credit facilities and notes payable, net - related party	241,208	126,825
Non current portion - credit facilities and notes payable, net
Total credit facilities and notes payable	—	4,710
Total credit facilities and notes payable, net	$751,041	$181,678

Senior Secured Credit Facilities

The Company utilizes senior secured credit facilities that are classified as current liabilities on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are due as homes are sold, which is expected to be within 12 months. The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

As of September 30, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	Maturity Date
Senior secured credit facility with financial institution 1	$400,000	$387,186	2.59%	August 2022
Senior secured credit facility with financial institution 2	400,000	65,842	2.58%	March 2024
Senior secured credit facility with a related party	225,000	159,999	4.09%	December 2022
	$1,025,000	$613,027

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	Maturity Date
Senior secured credit facility with financial institution 1	$200,000	$49,544	3.72%	August 2022
Senior secured credit facility with a related party	225,000	105,397	5.28%	December 2022
	$425,000	$154,941

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2021, the Company had three senior secured credit facilities, two with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock.

•
Senior Secured Credit Facility with Financial Institution 1
During 2021, the Company amended its senior secured credit facility with financial institution 1, which collectively increased the borrowing capacity from $200.0 million as of December 31, 2020 to $400.0 million as of September 30, 2021 ($100 million of which is uncommitted). Borrowings on the senior secured credit facility with financial institution 1 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with Financial Institution 2
In September 2021, the Company entered into a Loan and Security Agreement with financial institution 2. The Loan and Security Agreement initially provides for a $300.0 million credit facility available over a 24-month term with an accordion feature providing for additional capacity of $100.0 million. Borrowings on the senior secured credit facility with financial institution 2 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with a Related Party
Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%.

Borrowings under the Company’s senior secured credit facilities are collateralized by the real estate inventory funded by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against the Company with limited exceptions. The Company has, however, provided limited non-recourse carve-out guarantees under its senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under the Company’s control. Each senior secured facility contains eligibility requirements that govern whether a property can be financed. When the Company resells a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

As of September 30, 2021, the Company’s senior secured credit facility with financial institution 1 matures within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and an assessment of the current lending environment. The Company believes cash on hand, in addition to the cash the Company obtained as a result of the Business Combination, PIPE Investment and Forward Purchase Agreement, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

Mezzanine Secured Credit Facilities

The Company classifies mezzanine secured credit facilities as current liabilities on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are due as homes are sold, which is expected to be within 12 months. These facilities are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Mezzanine secured credit facilities	$124,700	$81,209	$68,450	$19,251

As of September 30, 2021, the Company had three mezzanine secured credit facilities, all of which are with a related party, which holds more than 5% of our Class A common stock. Borrowings for each of the mezzanine secured credit facilities accrue interest at a rate of 13.00% and the mezzanine secured credit facilities have maturity dates ranging from December 2022 through March 2024.

These borrowings are collateralized by a second lien on the real estate inventory funded by the relevant credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse to Offerpad with limited exceptions. When the Company resells a home, the proceeds are used to reduce the outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of September 30, 2021, the Company was in compliance with all covenants.

Senior Secured Debt - Other

During July 2021, the Company entered into an arrangement with a third-party lender to support additional purchases of real estate inventory (“Senior Secured Debt - Other”). Borrowings on the Senior Secured Debt - Other accrue interest at a rate based on a Secured Overnight Financing Rate plus a margin of 5.74%. The weighted-average interest rate on the Senior Secured Debt - Other as of September 30, 2021 was 5.79%.

Notes Payable

In February 2020, the Company entered into a secured promissory note with a lender to finance the Company’s rooftop solar panel systems for a $4.3 million term loan. The note required the Company to make monthly principal and interest payments. The Company repaid $3.8 million on this note in September 2021 in connection with the Closing of the Business Combination transaction, which represented the outstanding balance on the note, together with accrued but unpaid interest. Accordingly, there are no amounts outstanding on this note as of September 30, 2021.

The Company had unsecured notes payable of $1.3 million at December 31, 2020 that were included in current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2020. The balance on each note, together with accrued but unpaid interest, was repaid in September 2021 in connection with the Closing of the Business Combination transaction.

The Company had unsecured notes payable to related parties of $2.4 million at December 31, 2020 that were included in current liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2020. The balance on each note, together with accrued but unpaid interest, was repaid in September 2021 in connection with the Closing of the Business Combination transaction.

Secured Term Loan

On June 30, 2021, Offerpad entered into a credit agreement (the “First American Credit Agreement”) with First American Title Insurance Company, which is an affiliate of First American, which holds more than 5% of our Class A common stock. Additionally, Kenneth DeGiorgio, who is a member of our board of directors, is the president of First American. Under the First American Credit Agreement, we borrowed a principal amount of $30.0 million.

In August 2021, we amended the First American Credit Agreement to borrow an additional $25.0 million. The loan accrued interest at an annual rate of 12.0%. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in September 2021 in connection with the Closing of the Business Combination. Accordingly, there are no amounts outstanding on this loan as of September 30, 2021.

NOTE 8. WARRANT LIABILITIES

In connection with the Business Combination, the Company assumed 13,416,637 public warrants and 6,700,000 private placement warrants, both of which were previously issued by Supernova. Further, upon the closing of the Business Combination, an additional 1,666,667 private placement warrants were issued. As such, as of September 1, 2021, the Company had outstanding warrants to purchase an aggregate of up to 21,783,304 shares of Offerpad Solutions Class A common stock that will become exercisable securities in the future after certain requirements have been met.

During the three months ended September 30, 2021, no warrants were exercised. Accordingly, as of September 30, 2021, the Company had 13,416,637 public warrants and 8,366,667 private placement warrants outstanding.

Public Warrants

Each public warrant entitles the registered holder to acquire one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. The warrants became exercisable on October 23, 2021. A holder may exercise its warrants only for a whole number of shares of Class A common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The public warrants will expire September 1, 2026, or earlier upon redemption or liquidation.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Redemption of warrants for cash

The Company may call the public warrants for redemption for cash:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of the Company’s Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for shares of Class A common stock

The Company may redeem the outstanding warrants for shares of Class A common stock:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares determined by reference to an agreed table, based on the redemption date and the “fair market value” of Class A common stock (as defined below) except as otherwise described below;
•
if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of the Company’s Class A common stock and equity-linked securities) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•
if and only if, the private placement warrants are also concurrently exchanged at the same price (equal to a number of shares of our Class A common stock) as the outstanding public warrants, as described above.

The “fair market value” of the Class A common stock shall mean the average of the last reported sales price for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

Private Placement Warrants

The private placement warrants are not redeemable by us so long as they are held by the Supernova Sponsor or its permitted transferees, except in certain limited circumstances. The Supernova Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis and the Supernova Sponsor and its permitted transferees has certain registration rights related to the private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants). Except as described in this section, the private placement warrants have terms and provisions that are identical to those of the public warrants. If the private placement warrants are held by holders other than the Supernova Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values because of their short-term nature. The Company’s credit facilities are carried at amortized cost and the carrying value approximates fair value because of their short-term nature.

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following as of September 30, 2021 (in thousands):

Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$23,480	$—	$—
Private placement warrant liabilities	$—	$—	$16,231

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021 at a fair value of $16.2 million. As of September 30, 2021, the estimated fair value of the public warrants was $23.5 million. The $7.3 million change in fair value of the public warrants between September 1, 2021 and September 30, 2021 is recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2021.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$—	$—	$—	$—
Initial fair value of private placement warrants	10,291	—	10,291	—
Change in fair value of private placement warrants included in net loss	5,940	—	5,940	—
Ending balance	$16,231	$—	$16,231	$—

The fair value of the private placement warrants is estimated using the Black-Scholes-Merton option-pricing model based on the following key assumptions and significant inputs as of the respective valuation dates:

	September 30, 2021	September 1, 2021
Volatility	34.50%	25.00%
Stock price	$8.72	$8.80
Expected life of the options to convert	4.919	5.000
Risk-free rate	0.98%	0.78%
Dividend yield	0.00%	0.00%

Volatility: Expected volatility is estimated using a Monte Carlo simulation model to determine volatility based on the trading price of the public warrants and to reflect the probability of different outcomes.

Expected Life: The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Risk-Free Interest Rate: The risk-free interest rate is estimated based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the warrants.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Expected Dividend Yield: The expected dividend yield assumption considers that we have not historically paid dividends and we do not expect to pay dividends in the foreseeable future.

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2021 and 2020.

NOTE 10. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2021, we had 223.5 million shares of Class A common stock issued and outstanding.

Prior to the Business Combination, Old Offerpad had outstanding shares of Series A, Series A-1, Series A-2, Series B and Series C convertible preferred stock (collectively, “Preferred Stock”). Upon the Closing of the Business Combination, each share of Old Offerpad’s Preferred Stock and common stock that was issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted into Offerpad Solutions Inc. Class A common stock with the application of the Exchange Ratio as discussed in Note 3 - Business Combination.

Additionally, we have outstanding warrants to purchase shares of Offerpad Solutions Class A common stock that will become exercisable securities in the future after certain requirements have been met. Refer to Note 8 - Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 20,000,000 shares of Class B common stock, par value $0.0001 per share.

In connection with the Closing of the Business Combination, Brian Bair, the Chief Executive Officer and Founder of the Company, or entities controlled by Mr. Bair, received Class B shares of Offerpad Solutions Inc. common stock as consideration. These Class B shares entitle Mr. Bair or his permitted transferees to 10 votes per share until the earlier of (a) the date that is nine months following the date on which Mr. Bair (x) is no longer providing services, whether upon death, resignation, removal or otherwise, to Offerpad Solutions as a member of the senior leadership team, officer or director and (y) has not provided any such services for the duration of such nine-month period; and (b) the date as of which Mr. Bair or his permitted transferees have transferred, in the aggregate, more than seventy-five (75%) of the shares of Class B common stock that were held by Mr. Bair and his permitted transferees immediately following the Closing.

As of September 30, 2021, we had 14.8 million shares of Class B common stock issued and outstanding.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights. As of September 30, 2021, there were no shares of Class C common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 23

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividends

Our Class A and Class B common stock are entitled to dividends if and when any dividend is declared by our board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. We have not paid any cash dividends on common stock to date. We may retain future earnings, if any, for the further development and expansion of our business and have no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors may deem relevant.

NOTE 11. STOCK-BASED AWARDS

2016 Stock Plan

Prior to the Closing of the Business Combination, the Company maintained the OfferPad 2016 Stock Option and Grant Plan (the “2016 Plan”) that allowed for granting of incentive and non-qualified stock options to employees, directors, and consultants.

In connection with the Business Combination, each option granted under the 2016 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of Old Offerpad common stock subject to such Old Offerpad option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of such Old Offerpad option immediately prior to the consummation of the Business Combination by (B) the Exchange Ratio. Stock option activity prior to the Business Combination was retroactively adjusted to reflect this conversion.

Awards outstanding under the 2016 Plan were assumed by Offerpad Solutions upon the Closing and continue to be governed by the terms and conditions of the 2016 Plan and applicable award agreement. Shares of our common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan (as defined below), will not become available for issuance under the 2021 Plan.

In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no additional awards will be granted under the 2016 Plan.

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan automatically increases on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of Class A shares available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of Class A shares as is determined by the Company’s board of directors. As of September 30, 2021, no awards have been granted under the 2021 Plan.

In connection with the close of the Business Combination, the Company’s board of directors approved the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of Class A shares as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares may be issued under the ESPP. As of September 30, 2021, no shares have been issued under the ESPP.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 24

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock options

The following summarizes stock option activity for the nine months ended September 30, 2021:

	Options Issued Under Plan (in thousands)	Nonemployee Options (in thousands)	Total Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,462	201	3,663	$5.09	7.40	$14,619
Retroactive conversion of shares due to Business Combination	22,613	1,315	23,928	(4.41)
Outstanding as of December 31, 2020, as converted	26,075	1,516	27,591	0.68	7.40	14,619
Granted	1,559	—	1,559	1.22
Exercised	(1,252)	(543)	(1,795)	0.35
Forfeited	(521)	(182)	(703)	0.65
Outstanding as of September 30, 2021	25,861	791	26,652	0.73	7.09	145,943
Exercisable as of September 30, 2021			17,941	0.58	6.38	78,143
Vested and expected to vest as of September 30, 2021			26,652	0.73	7.09	145,943

The Company has historically issued stock options with exercise prices equal to the fair value of the underlying stock price. Prior to the completion of the Business Combination and listing of the Company’s common stock on the public stock exchange, the fair value of Old Offerpad common stock that underlies the stock options was determined based on then-current valuation estimates at the time of grant. Because such grants occurred prior to the public trading of the Company’s common stock, the fair value of Old Offerpad common stock was typically determined with assistance of periodic valuation analyses from an independent third-party valuation firm.

The Company determines the grant-date fair value of stock option awards using a Black-Scholes option pricing model with the following assumptions:

Expected Term: The expected term represents the period of time that the option grants are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the options.

Risk-Free Interest Rate: The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term.

Volatility: As our shares have not previously been publicly traded prior to the Business Combination, and have not regularly traded privately, expected volatility for awards granted prior to the Business Combination was estimated based on the average historical volatility of similar entities with publicly traded shares over the relevant vesting or estimated liquidity period.

Expected Dividend Yield: The expected dividend yield assumption considers that we have not historically paid dividends and we do not expect to pay dividends in the foreseeable future.

No option awards have been granted from the date of the Business Combination through September 30, 2021. The range of assumptions used in the Black-Scholes Model for options granted during 2021 prior to the Business Combination are as follows:

2021 Range
Expected term (in years)	5.97 - 6.10
Risk-free interest rate	0.64% - 0.67%
Expected volatility	52.5% - 52.7%
Dividend yield	—
Fair value on grant date	$4.49 - $4.55

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 25

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized stock-based compensation expense of $1.0 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, as part of operating expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2021, the Company had $4.3 million of unrecognized stock-based compensation expense related to outstanding awards.

NOTE 12. VARIABLE INTEREST ENTITIES

The Company formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties. Each SPE is a wholly owned subsidiary of the Company and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities, and the Company is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within the Company’s condensed consolidated financial statements.

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends (in thousands):

	September 30,	December 31,
	2021	2020
Assets
Restricted cash	$20,024	$6,804
Accounts receivable	8,345	1,638
Inventory	900,283	171,212
Prepaid expenses and other current assets	2,879	1,036
Property and equipment, net	4,377	2,772
Total assets	$935,908	$183,462
Liabilities
Accounts payable	$4,561	$716
Accrued liabilities	2,442	575
Secured credit facilities and notes payable, net - current portion	751,041	173,539
Secured credit facilities and notes payable - net of current portion	—	653
Total liabilities	$758,044	$175,483

NOTE 13. EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares plus the incremental effect of dilutive potential common shares outstanding during the period. In periods when losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 26

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,303)	$(2,944)	$(6,346)	$(21,799)
Denominator:
Weighted average common shares outstanding, basic	115,985	57,865	78,191	57,865
Dilutive effect of preferred stock (1)	—	—	—	—
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of warrants (1)	—	—	—	—
Weighted average common shares outstanding, diluted	115,985	57,865	78,191	57,865
Net loss per share, basic	$(0.13)	$(0.05)	$(0.08)	$(0.38)
Net loss per share, diluted	$(0.13)	$(0.05)	$(0.08)	$(0.38)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive preferred stock (1)	—	138,612	—	138,612
Anti-dilutive stock options (1)	26,652	22,973	26,652	22,973
Anti-dilutive warrants (1)	—	1,887	—	1,887
(1)
Due to the net loss during each of the three and nine months ended September 30, 2021 and 2020, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

NOTE 14. INCOME TAXES

The Company’s effective tax rate (ETR) was (0.5)% and (2.8)% for three and nine months ended September 30, 2021, respectively, and 0% for each of the three and nine months ended September 30, 2020, respectively. The Company’s ETR during each of the three and nine months ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance, stock-based compensation, and state taxes. The valuation allowance recorded against our net deferred tax assets was $34.0 million as of September 30, 2021.

As of September 30, 2021, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable; however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

Section 382 of the Internal Revenue Code (the “Code”) limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Further, a portion of the carryforwards may expire before being used to reduce future income tax liabilities. The Business Combination on September 1, 2021 resulted in a change in ownership under Section 382 of the Code. However. the Company believes that this ownership change does not result in a permanent limitation that will reduce the total amount of net operating loss carryforwards and credits that can be used.

NOTE 15. RELATED-PARTY TRANSACTIONS

LL Credit Facilities

As of September 30, 2021, we have one senior secured credit facility with a related party, and three mezzanine secured credit facilities, all of which are with a related party. The following summarizes certain details related to these facilities (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$225,000	$159,999	$225,000	$105,397
Mezzanine secured credit facilities	$124,700	$81,209	$68,450	$19,251

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 27

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since October 26, 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit line and a mezzanine secured loan, under which we may borrow loans up to a maximum principal amount of line of $225.0 million and $43.45 million, respectively. Interest accrues on the senior secured credit line and the mezzanine secured credit line at rates of LIBOR + 4.0% and 13.0%, respectively. We paid interest for borrowings under the LL Funds Loan Agreement of $2.6 million and $1.0 million in the three months ended September 30, 2021 and 2020, respectively, and $5.8 million and $6.4 million in the nine months ended September 30, 2021 and 2020, respectively.

Since March 16, 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. Under the LL Mezz Loan Agreement, we may borrow loans up to a maximum principal amount of line of $31.25 million. Interest accrues on the mezzanine secured credit line at a rate of 13.0%. We paid interest for borrowings under the LL Mezz Loan Agreement of $0.9 million and $0.1 million in the three months ended September 30, 2021 and 2020, respectively, and $1.6 million and $0.3 million in the nine months ended September 30, 2021 and 2020, respectively.

Since September 10, 2021, we have been party to a loan and security agreement (the “Loan and Security Agreement”) for which LL Private Lending Fund II L.P is a lender. LL Private Lending Fund II L.P. is an affiliate of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. The Loan and Security Agreement is comprised of (i) a $300.0 million credit facility available over a 24-month term with an accordion feature providing for additional capacity of $100.0 million, which a financial institution is lender to, and (ii) a mezzanine facility of $37.5 million, with an accordion feature providing for an additional capacity of $12.5 million, for which LL Private Lending Fund II L.P. is lender. The mezzanine facility has an interest rate of 13.0% per annum. We paid interest for borrowings under the mezzanine facility of $0.02 million in each of the three and nine months ended September 30, 2021.

Commercial Relationship with First American Financial Corporation

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of our board of directors, is the president of First American. We use First American’s services in the ordinary course of its home-buying and home-selling activities. We paid First American $3.2 million and $1.3 million during the three months ended September 30, 2021 and 2020, respectively, and $7.5 million and $5.7 million during the nine months ended September 30, 2021 and 2020, respectively, for its services, inclusive of the fees for property data services.

Credit Agreement with First American

On June 30, 2021, Offerpad entered into a credit agreement (the “First American Credit Agreement”) with First American Title Insurance Company, which is an affiliate of First American, which holds more than 5% of our Class A common stock. Additionally, Kenneth DeGiorgio, who is a member of our board of directors, is the president of First American. Under the First American Credit Agreement, we borrowed a principal amount of $30.0 million.

In August 2021, we amended the First American Credit Agreement to borrow an additional $25.0 million. The largest amount of principal outstanding under the First American Credit Agreement, as amended, was $55.0 million. The loan accrued interest at an annual rate of 12.0%. We used the loan to help continue to fund our ongoing operations through the consummation of the Business Combination. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in connection with the Closing of the Business Combination.

Notes Payable

From August 2015 to January 2017, Offerpad issued an aggregate of $1.1 million in notes payable to immediate family members of Brian Bair, Offerpad’s chief executive officer and a member of its board of directors. The notes payable bear interest at a rate of 14.0% per annum, are pre-payable and have no set maturity date. Offerpad paid interest for borrowings under the notes payable of $0.05 million in each of the three months ended September 30, 2021 and 2020, respectively, and $0.13 million in each of the nine months ended September 30, 2021 and 2020, respectively, and no principal. Since 2018, the

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 28

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

largest amount of principal outstanding under these notes payable was $1.1 million. The principal amount of each note, together with all accrued but unpaid interest, was repaid in connection with the Closing of the Business Combination.

Convertible Preferred Stock Financings

In April 2018 and June 2018, Offerpad issued and sold 4,650,874 and 2,325,437 shares, respectively, of its Series B convertible preferred stock to LL Capital Partners I, L.P. for a total purchase price of $45.0 million. Additionally, in April 2018, Offerpad issued and sold 775,146 shares of its Series B convertible preferred stock for a total purchase price of $5.0 million, and issued a warrant to purchase 250,552 shares of its common stock at an exercise price of $6.4504 per share, to an affiliated entity of LL Capital Partners I, L.P.

In February 2019 and February 2020, Offerpad issued and sold to First American 3,764,606 and 501,947 shares, respectively, of its Series C convertible preferred stock for a total purchase price of $85.0 million.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mr. Bair’s brother 1	$75	$61	$484	$175
Mr. Bair’s brother 2	73	56	384	231
Mr. Bair’s sister-in-law	34	28	103	86
	$182	$145	$971	$492

NOTE 16. COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company was under contract to purchase 415 homes for an aggregate purchase price of $140.0 million.

The Company’s other long-term commitments, which principally include operating leases and other commitments relating to marketing, information technology and administration services, have the following approximate minimum annual payments as of September 30, 2021 (in thousands):

Remainder of 2021	$1,615
2022	2,193
2023	1,749
2024	1,379
2025	625
2026	144
$7,705

NOTE 17. SUBSEQUENT EVENTS

The Company has determined that there have been no events that have occurred that would require recognition in the condensed consolidated financial statements or additional disclosure herein.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. Offerpad’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Form 10-Q. Unless the context otherwise requires, references to “we”, “our” and “the Company” refer to the business and operations of OfferPad, Inc. and its consolidated subsidiaries prior to the Business Combination and to Offerpad Solutions Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

Overview

Offerpad was founded in 2015 to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. We provide streamlined, data driven iBuying and real estate solutions for the on-demand customer. Our digital “Solutions Center” platform gives users a holistic, customer-centric experience, enabling them to efficiently sell and buy their homes online with streamlined access to ancillary services such as mortgage and title insurance.

Our platform provides a unique dual approach to helping home sellers. In our “Express” offering, sellers can access our website or mobile app to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. In our “Flex” offering, we leverage our technology, scale and logistical expertise to renovate and list a seller’s home for sale while also typically providing a backup “Express” cash offer to the seller, thereby providing optionality of process and certainty of outcome. Our platform provides home buyers the opportunity to browse and tour homes online, get instant access to our listings with their mobile devices and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to in-house agents to advise on the purchase of a home as well as access to mortgage services through one of our preferred providers. We believe by offering both “Express” and “Flex” to sellers, and a guided yet flexible and customizable experience to buyers, we have reinvented the home selling and buying experience to meet the digital and on-demand needs of modern consumers.

We have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $4.6 billion of aggregate revenue since inception in 2015 to September 30, 2021. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture, increasing our total contribution margin after interest (per home sold) from approximately $4,900 in 2019 to approximately $9,000 in 2020 and approximately $22,700 in the three months ended September 30, 2021. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets. Our contribution margin after interest across markets, which was approximately 4% company-wide in 2020, is a testament to our understanding of how to grow efficiently and enter into new markets, improve unit economics and increase operating leverage.

As of September 30, 2021, Offerpad operates in nearly 1,500 cities and towns across 20 metropolitan markets in the United States.

As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing the best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

The Business Combination

On September 1, 2021 (the “Closing Date”), we consummated the transactions contemplated by the previously announced Agreement and Plan of Merger, dated March 17, 2021 (the “Merger Agreement”), by and among OfferPad, Inc. (“Old Offerpad”), Supernova Partners Acquisition Company, Inc., a Delaware corporation (“Supernova”), and Orchids Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to these transactions, Merger Sub merged with and into Old Offerpad, with Old Offerpad becoming a wholly owned subsidiary of Supernova (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”).

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 30

On the Closing Date, and in connection with the closing of the Transactions, Supernova changed its name to Offerpad Solutions Inc. (“Offerpad Solutions”).

We accounted for the Business Combination as a reverse recapitalization whereby Old Offerpad was determined as the accounting acquirer and Supernova as the accounting acquiree. While Supernova was the legal acquirer in the Business Combination, because Old Offerpad was determined as the accounting acquirer, the historical financial statements of Old Offerpad became the historical financial statements of the combined company, upon the consummation of the Business Combination. Accordingly, Offerpad Solutions, as the parent company of the combined business, is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. One of the most significant changes in our reported financial position and results was an increase in cash and cash equivalents. Upon the closing of the Business Combination, Offerpad Solutions received total gross proceeds of $284.0 million, which consisted of $34.0 million from Supernova’s trust and operating accounts, $200.0 million in proceeds from the private placement (“PIPE Investment”) and $50.0 million in proceeds from the execution of the forward purchase agreements pursuant to which certain affiliates of Supernova agreed to purchase, upon the closing of the Transactions, an aggregate of 5,000,000 shares of Offerpad Solutions Class A common stock and an aggregate of 1,666,667 warrants to purchase one share of Offerpad Solutions Class A common stock, for an aggregate purchase price of $50,000,000, or $10.00 per share of Offerpad Solutions Class A common stock and one-third of one warrant to purchase one share of Offerpad Solutions Class A common stock (“Forward Purchase Agreements”). This was partially offset by transaction costs for the Business Combination of approximately $51.2 million, which principally consisted of advisory, legal and other professional fees, and cumulative debt repayments, inclusive of accrued but unpaid interest, of $63.4 million that were paid in conjunction with the close.

Additionally, in connection with the Business Combination, we recognized a $26.5 million warrant liability on our condensed consolidated balance sheet for the fair value of the public warrants and private placement warrants that were previously issued by Supernova and assumed in the Business Combination, along with the additional private placement warrants that were issued upon the closing of the Business Combination. We adjust the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statement of operations. As a result of the recurring fair value measurement, our future financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

As a result of the Business Combination, we became an SEC-registered and NYSE listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual operating expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Business Impact of COVID-19

The COVID-19 pandemic yielded an unprecedented environment, which required swift and thoughtful action to plan for the safety of our employees and customers. In March 2020, we initiated a companywide work from home policy and paused purchasing homes to implement additional safety protocols as well as assess the impact of shelter-in-place and quarantine orders across each of our markets. New safety protocols included PPE supplies for field employees and customers and processes were designed in coordination with a third-party consultant. Once we became comfortable with our ability to purchase homes safely and had a better understanding of the impact of shelter-in-place orders, we resumed purchasing in May 2020 across all of our markets and increased our acquisition pace through the second half of the year.
Despite pausing purchases in March and April 2020, we continued to actively sell our inventory through this time of disruption by ensuring we had homes with attractively renovated features that were priced right for each market. In the second half of the year, we quickly recognized the rapid improvement in the overall home selling environment driven by increases in housing demand, low available housing supply and a continued low interest rate environment but maintained a conservative approach to acquiring inventory in light of the uncertainty associated with the COVID-19 pandemic. As of September 30, 2021 and December 31, 2020, home inventory was $902 million and $171 million, respectively, compared to inventory of $344 million as of December 31, 2019. After experiencing sequential declines in revenue in the second and third quarters of 2020, we generated sequential increases in revenue in the fourth quarter of 2020 and the first, second and third quarters of 2021, reflective of our ability to manage our inventory portfolio through the pandemic and resume purchasing effectively. Despite the challenging circumstances in 2020, we generated $1.1 billion of revenue for the full year, a decrease of 1% from the prior year. Further, we generated revenue of $540.3 million and $1,202.9 million during the three and nine

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 31

months ended September 30, 2021, respectively, representing increases of 189.9% and 43.0% compared to the corresponding prior year periods.

Our Business Model

Revenue Model

Our mission is to provide the best way to buy and sell a home. Period. Offerpad was founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. The “Express” cash offer is the flagship offering, allowing customers to sell on their own schedule and without the hassle of showings, open houses, and aligning closing dates with the purchase date of their new home. However, this is only one of several offerings within our Solutions Center designed to meet the unique needs of our customers. With Offerpad “Flex”, customers partner with Offerpad to list their home for sale on the open market while utilizing Offerpad’s concierge and renovation services, as well as work with an Offerpad Solutions Expert to help them find their next home. Through Offerpad “Flex”, our customers essentially dual track a sale by utilizing both our personalized listing services while also having our initial cash offer as a backup option, typically for up to 60 days.

We typically acquire homes directly from individual sellers. After purchasing the home, we make necessary repairs and upgrades before listing it for sale on our platforms and Multiple Listing Services (“MLS”). We resell these homes to both individual consumer and institutional investor buyers. Currently, revenues from home sales we purchase through our “Express” cash offer are our primary source of revenue; however, we expect greater contribution from our “Flex” offering as we drive expansion of this offering and from ancillary services in the future as our full product offering expands and matures.

Offers

We generate demand for our services through traditional media, digital media, organic referral, and partnership channels. Partnership channels include relationships with homebuilders, brokerages, and complementary industry partners. Interested home sellers visit our desktop or mobile website or app and fill out a short questionnaire about their home. If the home fits our eligible criteria, an Offerpad employee will reach out within 24 hours via email, phone, or text to deliver and discuss Offerpad’s cash purchase offer and review any other services that may be of interest to the customer, including our Flex listing and buyer representation services and our mortgage solutions offerings. If a customer chooses to list their home with Offerpad Flex, once a customer sells a home directly to a buyer using Flex, we earn a service fee, typically as a percentage of the sales price of the home.

Home Acquisition and Renovation

Once the offer is received and reviewed by the customer, if they choose to proceed, a purchase contract is generated and signed. If the customer is represented by a third party agent, we work directly with such agent in addition to paying the agent’s fee. Upon signing, an Offerpad employee and a third-party inspector visit the home (either virtually or in person) to verify the information gathered during underwriting and identify any necessary repairs. Once repairs are agreed upon (if any), the homeowner chooses the closing date that meets their needs. The ability to choose the closing date is a very important feature, as it allows the homeowner to close around buying their next home or other influential events.

If renovations were deemed necessary in the underwriting process, an Offerpad Project Manager will begin coordinating the renovation after we close on the home purchase. We utilize a mix of Offerpad employed foreman and crew members as well as third-party specialists to execute necessary renovations. Our renovation strategy is focused on maximizing return through accretive upgrades and ensuring the home is in list-ready condition and is continually refined based on market level trends. We actively manage our vendor network through quality, cost, and timeliness evaluations.

Home Resale

Post-renovation, an Offerpad employee completes a final walkthrough to ensure the renovation was performed according to plan and quality specifications. Efficiently turning over our inventory is important as we incur holding costs (including property taxes, insurance, utilities, and homeowner association dues) and financing costs while we own the home. However, we routinely make strategic decisions or offer services that are designed to generate improved returns even if resulting in an increase in average inventory holding period. In order to minimize the sales period, we market our homes across a wide variety of websites and platforms to generate buyer demand. This includes the Offerpad website and mobile app, local MLS, and syndication across online real estate portals.

Prior to listing the home for sale, an Offerpad Asset Manager will reevaluate the current market and comparable properties using the same underwriting technology as is used in the buying process to price the home accordingly. Our acquisition and resale teams work closely to ensure market level trends are captured and anticipated in pricing decisions. The ultimate goal during the resale process is to maximize return on investment when considering pricing and holding periods.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 32

Once a purchase offer is received on a home, we enter into negotiations with the buyer and upon agreement of price, terms and conditions, we enter into a purchase contract. If the buyer is represented by an agent, we work directly with the agent. The buyer then conducts a customary inspection of the home and takes possession of the home upon funding and closing. We pay agent commissions for home buyers out of funds received at closing.

Factors Affecting Our Performance

Market Penetration in Existing Markets

Residential real estate is one of the largest industries with roughly $1.9 trillion in value of homes transacted in 2020 and is highly fragmented with over 100,000 brokerages, according to the National Association of Realtors (NAR) as of 2019. In 2020, we estimate that we captured roughly 0.4% market share across our then active 14 markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 14 markets as of the end of 2020, and during the first nine months of 2021, we expanded into six additional markets, bringing our total markets served to 20 as of September 30, 2021. Further, in October 2021, we announced that we had expanded into an additional market.

Our 20 markets as of September 30, 2021 cover roughly 20% of the 5.6 million existing home transactions in 2020 in the United States. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our Flex product, we believe a significant portion of the total addressable market is serviceable with our business model.

While we intend to be flexible in assessing market entry points, we will generally look to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of new homebuilders and single-family rental companies. We believe the scale and versatility of our platform will allow us to continue to expand into new markets, with our primary barriers to entry consisting largely of capital needed to expand operations and the tendency of consumers to adopt our real estate offerings.

Ancillary Products and Services

Core to our long-term strategy is a suite of offerings to meet the unique needs of our customers. As such, we view adding both additional products and services as well as additional product specific features as critical to supporting this strategy. We aim to deliver our offerings to customers in a smooth, efficient, digital driven platform, focused on transparency and ease of use. The primary goals is to be able to offer multiple services tied to the core real estate transaction, allowing customers to bundle and save. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including stand-alone remodel services, energy efficiency solutions, smart home technology, insurance, moving services, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our “Express” offering that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our “Express” offering, but a higher margin.

Below is a summary of our current ancillary products and services:

•
Offerpad Flex
•
Concierge Listing Service: While partnering with Offerpad, the customer will be provided with complementary list-ready services to prepare their home for market, such as carpet cleaning, landscape and pool maintenance, and handyman services. Customers also have the ability to utilize Offerpad’s renovation advance program to complete strategic upgrades to maximize the resale value of the home.
•
Buying Service: Whether a customer sells to Offerpad via Express or lists with Offerpad via Flex, they have the ability to work with an Offerpad Solutions Expert—our dedicated in-house agents— to assist with purchasing a new home.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 33

•
Offerpad Home Loans (“OPHL”): We historically offered in-house mortgage solutions through OPHL, our online joint venture whereby our joint venture partner would underwrite and fund the loans originated by OPHL. Currently, we provide access to mortgage solutions through a brokerage model working with third-party lending partners.
•
Title and Escrow: To deliver title and escrow closing services, we have a national relationship with a leading title and escrow company, through which we are able to leverage our size and scale to provide exceptional service with favorable economics.

Unit Economics

We view Contribution Margin and Contribution Margin after Interest (see “—Non-GAAP Financial Measures”) as key performance indicators for unit economic performance, which are currently primarily driven by our Express transactions. Future financial performance improvements are expected to be driven by expanding unit level margins through initiatives such as:

•
Continued optimization of acquisition, renovation, and resale processes, as we expand our market footprint and increase penetration in existing markets;
•
Effectively increasing our Flex business alongside the Express business, optimizing customer engagement and increasing conversion of requests for home purchases; and
•
Introducing and scaling additional ancillary services to complement our core Express and Flex products.

Operating Leverage

We utilize our technology and product teams to design systems and workflows to make our operations teams more efficient and able to support and scale with the business. Many positions are considered volume based, and as we continue to grow, we focus on developing more automation tools to gain additional leverage. Additionally, as we continue to grow the business, we expect to be able to gain operating leverage on portions of our cost structure that are more fixed in nature as opposed to purely variable. These types of cost include general and administrative expenses and certain marketing and information technology expenses, which grow at a slower pace than proportional to revenue growth.

Inventory Financing

Our business model requires significant capital to purchase inventory homes. Inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which consist of senior and mezzanine secured credit facilities to finance our home purchases. The loss of adequate access to these types of facilities, or the inability to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

Seasonality

The residential real estate market is seasonal and varies from market to market. Typically, the greatest number of transactions occur in the spring and summer, with fewer transactions occurring in the fall and winter. Our financial results, including revenue, margins, inventory, and financing costs, have historically had seasonal characteristics generally consistent with the residential real estate market, a trend we expect to continue in the future.

Risk Management

Our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relist the home so that it sells at a profit and in a relatively short period of time. We have invested significant resources into our underwriting and asset management systems. Our software engineering and data science teams focus on underwriting accuracy, portfolio health, and workflow optimization. This allows us to properly assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to mitigate our risk exposure.

•
We are able to manage our portfolio risk in part by our ability to manage holding periods for our inventory. Traditionally resale housing pricing moves gradually through cycles; therefore, shorter inventory holding periods limit pricing exposure. As we have increased our scale and improved our workflow optimization, our average inventory holding period of homes sold improved from 138 days in 2016 to 95 days in both 2019 and 2020, reducing our pricing risk from holding aged inventory.
•
Our underwriting tools are constantly updated with inputs from third party data sources, proprietary data sources as well as internal data to adjust to the latest market conditions. This limits pricing exposure to homes previously acquired and not under contract to be resold. Typically, a large portion of our inventory is under contract to be sold at any given time.
•
Our listed homes are in market-ready and move-in ready condition following the repairs and renovations we conduct.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 34

As of September 30, 2021, we operated in 20 markets in the United States, which diversifies our footprint and inventory concentration, and mitigates the impact of local market supply and demand dynamics.

Non-GAAP Financial Measures

In addition to our results of operations below, we report certain financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit and net income. We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.

Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins)

To provide investors with additional information regarding our margins, we have included Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins), which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest are useful financial measures for investors as they are used by management in evaluating unit level economics and operating performance across our markets. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and ancillary services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period presented. Contribution Profit provides investors a measure to assess Offerpad’s ability to generate returns on homes sold during a reporting period after considering home acquisition costs, renovation and repair costs, and adjusting for holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including interest costs (including senior and mezzanine secured credit facilities) attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a presented period.

Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest (and related margins) are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period.

Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.

Adjusted Gross Profit / Margin

We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) net inventory impairment plus (2) interest expense associated with homes sold in the presented period and recorded in cost of revenue. Net inventory impairment is calculated by adding back the inventory impairment charges recorded during the period on homes that remain in inventory at period end and subtracting the inventory impairment charges recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue.

We view this metric as an important measure of business performance, as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess performance across the key phases of processing a home (acquisitions, renovations, and resale) for a specific resale cohort.

Contribution Profit / Margin

We calculate Contribution Profit as Adjusted Gross Profit, minus (1) direct selling costs incurred on homes sold during the presented period, minus (2) holding costs incurred in the current period on homes sold during the period recorded in sales, marketing, and operating, minus (3) holding costs incurred in prior periods on homes sold in the current period recorded in sales, marketing, and operating, plus (4) other income which historically is primarily comprised of net income to us from the investment related to our OPHL operations. The composition of our holding costs is described in the footnotes to the reconciliation table below. We define Contribution Margin as Contribution Profit as a percentage of revenue.

We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution Profit helps management assess inflows and outflow directly associated with a specific resale cohort.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 35

Contribution Profit / Margin After Interest

We define Contribution Profit After Interest as Contribution Profit, minus (1) interest expense associated with homes sold in the presented period and recorded in cost of revenue, minus (2) interest expense associated with homes sold in the presented period, recorded in costs of sales, and previously excluded from Adjusted Gross Profit, and minus (3) interest expense under our senior and mezzanine secured credit facilities incurred on homes sold during the period. This includes interest expense recorded in prior periods in which the sale occurred. Our senior and mezzanine secured credit facilities are secured by our homes in inventory and drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “—Liquidity and Capital Resources—Financing Activities.” We define Contribution Margin After Interest as Contribution Profit After Interest as a percentage of revenue.

We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when fully burdened with costs of financing.

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and homes sold, unaudited)	2021	2020	2021	2020
Gross profit (GAAP)	$53,122	$19,765	$137,523	$62,524
Gross margin	9.8%	10.6%	11.4%	7.4%
Homes sold	1,673	749	3,950	3,432
Gross profit per home sold	31.8	26.4	34.8	18.2
Adjustments:
Inventory impairment - current period (1)	676	28	713	61
Inventory impairment - prior period (2)	(152)	(398)	(142)	(842)
Interest expense capitalized (3)	1,410	426	2,783	2,565
Adjusted gross profit	55,056	19,821	140,877	64,308
Adjusted gross margin	10.2%	10.6%	11.7%	7.6%
Adjustments:
Direct selling costs (4)	(11,350)	(5,599)	(28,172)	(24,897)
Holding costs on sales - current period (5)(6)	(910)	(489)	(2,365)	(3,827)
Holding costs on sales - prior period (5)(7)	(295)	(424)	(214)	(1,392)
Other income (8)	—	289	248	787
Contribution profit	42,501	13,598	110,374	34,979
Contribution margin	7.9%	7.3%	9.2%	4.2%
Homes sold	1,673	749	3,950	3,432
Contribution profit per home sold	25.4	18.2	27.9	10.2
Adjustments:
Interest expense capitalized (3)	(1,410)	(426)	(2,783)	(2,565)
Interest expense on homes sold - current period (9)	(2,381)	(742)	(5,904)	(7,250)
Interest expense on homes sold - prior period (10)	(697)	(899)	(468)	(4,167)
Contribution profit after interest	38,013	11,531	101,219	20,997
Contribution margin after interest	7.0%	6.2%	8.4%	2.5%
Homes sold	1,673	749	3,950	3,432
Contribution profit after interest per home sold	22.7	15.4	25.6	6.1
(1)
Inventory impairment – current period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(2)
Inventory impairment – prior period is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(3)
Interest expense capitalized represents all interest related costs, including senior and mezzanine secured credit facilities, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.
(4)
Direct selling costs represents selling costs incurred related to homes sold in the period presented. This primarily includes broker commissions and title and escrow closing fees.
(5)
Holding costs primarily include property taxes, insurance, utilities, homeowners association dues, cleaning and maintenance costs.
(6)
Represents holding costs incurred on homes sold in the period presented and expensed to Sales, marketing, and operating on the Condensed Consolidated Statements of Operations.
(7)
Represents holding costs incurred in prior periods on homes sold in the period presented and expensed to Sales, marketing, and operating on the Condensed Consolidated Statements of Operations.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 36

(8)
Other income in 2020 primarily consists of net income to Offerpad from our historical investment in OPHL. In 2021, other income was earned from the sale of certain fixed assets.
(9)
Represents both senior and mezzanine interest expense incurred on homes sold in the period presented and expensed to interest expense on the Condensed Consolidated Statements of Operations.
(10)
Represents both senior and mezzanine secured credit facilities interest expense incurred in prior periods on homes sold in the period presented and expensed to Interest expense on the Condensed Consolidated Statements of Operations.

Adjusted Net (Loss) Income and Adjusted EBITDA

We also present Adjusted Net (Loss) Income and Adjusted EBITDA, which are non-GAAP financial measures, which our management team uses to assess our underlying financial performance. We believe these measures provide insight into period over period performance, adjusted for non-recurring or non-cash items.

We calculate Adjusted Net (Loss) Income as GAAP net income (loss) adjusted for the change in fair value of warrant liabilities. We define Adjusted Net (Loss) Income Margin as Adjusted Net (Loss) Income as a percentage of revenue.

We calculate Adjusted EBITDA as Adjusted Net (Loss) Income adjusted for interest expense, amortization of capitalized interest, taxes, depreciation and amortization and stock-based compensation expense. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue.

Adjusted Net (Loss) Income and Adjusted EBITDA are supplemental to our operating performance measures calculated in accordance with GAAP and have important limitations. For example, Adjusted Net (Loss) Income and Adjusted EBITDA exclude the impact of certain costs required to be recorded under GAAP and could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of our Adjusted Net (Loss) Income and Adjusted EBITDA to our GAAP net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, unaudited)	2021	2020	2021	2020
Net loss (GAAP)	$(15,303)	$(2,944)	$(6,346)	$(21,799)
Change in fair value of warrant liabilities	13,185	—	13,185	—
Adjusted net (loss) income	(2,118)	(2,944)	6,839	(21,799)
Adjusted net (loss) income margin	(0.4)%	(1.6)%	0.6%	(2.6)%
Adjustments:
Interest expense	5,495	1,312	9,670	8,404
Amortization of capitalized interest (1)	1,410	426	2,783	2,565
Income tax expense	81	—	170	—
Depreciation and amortization	156	104	433	308
Amortization of stock-based compensation	1,053	337	2,316	875
Adjusted EBITDA	6,077	(765)	22,211	(9,647)
Adjusted EBITDA margin	1.1%	(0.4)%	1.8%	(1.1)%

(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Components of Our Results of Operations

Revenue

We generate revenue primarily from the sale of homes on the open market. Home sales revenue is recognized at the time of the transaction closing when title to and possession of the property are transferred to the buyer. The amount of revenue recognized for each home sale is equal to the sale price of the home net of resale concessions and credits to the buyer.

Cost of Revenue

Cost of revenue consists of the initial home purchase costs, renovation costs, holding costs and interest incurred prior to the date the home is ready for resale and real estate inventory impairments, if any. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 37

Operating Expenses

Sales, Marketing and Operating Expense

Sales, marketing and operating expense consists of real estate agent commissions for home buyers, advertising, and holding costs on homes incurred after the home is ready for resale, which includes utilities, taxes, maintenance and other costs. Sales, marketing and operating expense also includes headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred.

General and Administrative Expense

General and administrative expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel. General and administrative expense also includes third-party professional service fees and rent expense. We expect to incur additional annual expenses as a public company. See “—The Business Combination” above.

Technology and Development Expense

Technology and development expense consists of headcount expenses, including salaries, benefits and stock-based compensation expense for employees and contractors engaged in the design, development, and testing of website applications, mobile applications, and software development. Technology and development expenses are charged to operations as incurred.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of the gains or losses recorded as a result of the re-measurement of the warrant liabilities to fair value at each reporting period.

Interest Expense

Interest expense consists primarily of interest on borrowings, including amortization of debt issuance costs related to our secured credit facilities, and other notes payable. Borrowings on certain of these secured credit facilities accrue interest at a rate based on a LIBOR reference rate plus a margin. We expect our interest expense to increase as we build our inventory and expand into additional markets.

Other (Income) Expense, net

Other (income) expense, net consists primarily of the share of income from the investment related to OPHL.

Income Tax Expense

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recorded a full valuation allowance against the net DTAs as of September 30, 2021 and December 31, 2020 and 2019.

The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce our provision for income taxes.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 38

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$540,287	$186,365	$353,922	189.9%	$1,202,906	$841,027	$361,879	43.0%
Cost of revenue	487,165	166,600	320,565	192.4%	1,065,383	778,503	286,880	36.9%
Gross profit	53,122	19,765	33,357	168.8%	137,523	62,524	74,999	120.0%
Operating expenses:
Sales, marketing and operating	38,727	16,072	22,655	141.0%	95,398	59,048	36,350	61.6%
General and administrative	8,160	3,981	4,179	105.0%	18,031	12,204	5,827	47.7%
Technology and development	2,777	1,633	1,144	70.1%	7,663	5,454	2,209	40.5%
Total operating expenses	49,664	21,686	27,978	129.0%	121,092	76,706	44,386	57.9%
Income (loss) from operations	3,458	(1,921)	5,379	280.0%	16,431	(14,182)	30,613	215.9%
Other income (expense):
Change in fair value of warrant liabilities	(13,185)	—	(13,185)	100.0%	(13,185)	—	(13,185)	100.0%
Interest expense	(5,495)	(1,312)	(4,183)	318.8%	(9,670)	(8,404)	(1,266)	15.1%
Other income, net	—	289	(289)	(100.0)%	248	787	(539)	(68.5)%
Total other expense	(18,680)	(1,023)	(17,657)	1726.0%	(22,607)	(7,617)	(14,990)	196.8%
Loss before income taxes	(15,222)	(2,944)	(12,278)	(417.1)%	(6,176)	(21,799)	15,623	71.7%
Income tax expense	(81)	—	(81)	100.0%	(170)	—	(170)	100.0%
Net loss	$(15,303)	$(2,944)	$(12,359)	(419.8)%	$(6,346)	$(21,799)	$15,453	70.9%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

Revenue increased by $353.9 million, or 189.9%, to $540.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to higher sales volumes, and a higher average sales price. We sold 1,673 homes during the three months ended September 30, 2021 compared to 749 homes during the three months ended September 30, 2020, representing an increase of 123%. Additionally, the average resale home price increased by 31% from $249,000 in the three months ended September 30, 2020 to $323,000 in the three months ended September 30, 2021. These increases were the result of the increase in number of markets due to our strategic market expansion plans, increase in existing market penetration, and favorable housing market conditions across our markets in the three months ended September 30, 2021.

Cost of Revenue and Gross Profit

Cost of revenue increased by $320.6 million, or 192.4%, to $487.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margins decreased to 9.8% for the three months ended September 30, 2021 compared to 10.6% for the three months ended September 30, 2020. The decrease in gross profit margin was primarily due to a decrease in the difference between the average resale home price and the average home acquisition price during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily due to the impact of our risk mitigation efforts in response to the COVID-19 pandemic in the second quarter of 2020, which resulted in more conservative acquisition underwriting to account for the increased market uncertainty.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $22.7 million, or 141.0%, to $38.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to a $9.8 million increase in advertising expense as we continued to increase our marketing efforts in the three months ended

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 39

September 30, 2021, higher real estate agent commissions paid to home buyers’ agents driven by higher sales volumes, and higher employee compensation costs associated with increased employee headcount compared to the prior year quarter following the impact of our risk mitigation efforts in response to the COVID-19 pandemic in the second quarter of 2020.

General and Administrative

General and administrative expense increased by $4.2 million, or 105.0%, to $8.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business.

Technology and Development

Technology and development expense increased by $1.1 million, or 70.1%, to $2.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2021 represents a $13.2 million loss that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $4.2 million, to $5.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities, which was partially offset by a reduction in interest rates associated with our senior secured credit facilities.

Other Income, Net

Other income, net during the three months ended September 30, 2020 principally represents income derived from home loans processed under our investment in OPHL.

Income Tax Expense

Our effective tax rate was (0.5)% for the three months ended September 30, 2021 and 0% for the three months ended September 30, 2020. Our effective tax rate during the three months ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance, stock-based compensation, and state taxes. We record a full valuation allowance on our DTAs, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

Revenue increased by $361.9 million, or 43.0%, to $1,202.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to a higher average sales price, and higher sales volumes. The average resale home price increased by 23% from $246,000 in the nine months ended September 30, 2020 to $303,000 in the nine months ended September 30, 2021. Additionally, we sold 3,950 homes during the nine months ended September 30, 2021 compared to 3,432 homes during the nine months ended September 30, 2020, representing an increase of 15%. These increases were the result of the increase in number of markets due to our strategic market expansion plans, increase in existing market penetration, and favorable housing market conditions across our markets in the nine months ended September 30, 2021.

Cost of Revenue and Gross Profit

Cost of revenue increased by $286.9 million, or 36.9%, to $1,065.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily attributable to a higher average home acquisition price, and higher sales volumes.

Gross profit margins improved to 11.4% for the nine months ended September 30, 2021 compared to 7.4% for the nine months ended September 30, 2020. Gross margin improvement was primarily due to attaining higher resale prices as a result of favorable housing market conditions across our markets in the nine months ended September 30, 2021.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 40

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $36.4 million, or 61.6%, to $95.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to a $24.0 million increase in advertising expense as we continued to increase our marketing efforts in the nine months ended September 30, 2021 following the impact of our risk mitigation efforts in response to the COVID-19 pandemic in the second quarter of 2020. The increase was also due to higher employee compensation costs associated with increased employee headcount, and higher real estate agent commissions paid to home buyers’ agents driven by higher sales volumes.

General and Administrative

General and administrative expense increased by $5.8 million, or 47.7%, to $18.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business.

Technology and Development

Technology and development expense increased by $2.2 million, or 40.5%, to $7.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2021 represents a $13.2 million loss that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $1.3 million, or 15.1%, to $9.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities, which was partially offset by a reduction in interest rates associated with our senior secured credit facilities.

Other Income, Net

Other income, net during the nine months ended September 30, 2021 principally represents a gain from the disposal of fixed assets. Other income, net during the nine months ended September 30, 2020 principally represents income derived from home loans processed under our investment in OPHL.

Income Tax Expense

Our effective tax rate was (2.8)% for the nine months ended September 30, 2021 and 0% for the nine months ended September 30, 2020. Our effective tax rate during the nine months ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance, stock-based compensation, and state taxes. We record a full valuation allowance on our DTAs, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. To preserve our liquidity in response to the COVID-19 pandemic, in March 2020, we temporarily paused hiring, the majority of our advertising spend and reduced other discretionary spending. During the second half of 2020, we began to increase our hiring and marketing and advertising activities and expect to continue to increase these activities throughout 2021. Additionally, we paused home buying in late March 2020; however, we resumed buying in all of our markets as of May 2020.

Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of September 30, 2021, we had cash and cash equivalents of $116.6 million, an undrawn borrowing capacity of $412.0 million under our senior secured credit facilities and an undrawn borrowing capacity of $43.5 million under our mezzanine secured credit facilities (as described further below).

We have incurred losses each year from inception through December 31, 2020, and through the nine months ended September 30, 2021, and may incur additional losses in the future. We continue to invest in the development and expansion

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 41

of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we expand into new markets.

We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, in addition to the cash we obtained as a result of the Business Combination, PIPE Investment and Forward Purchase Agreement, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities or the entry into new financing arrangements, will be sufficient to meet our short-term and long-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our financing activities include borrowing under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

Buying and selling high-valued assets, such as single-family residential homes, is very cash intensive and has a significant impact on our liquidity and capital resources. We primarily use non-recourse secured credit facilities, consisting of both senior secured credit facilities and mezzanine secured credit facilities, to finance a significant portion of our real estate inventory and related home renovations. Some of our secured credit facilities, however, are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Our ability to obtain and maintain access to these or similar kinds of credit facilities is significant for us to operate the business.

Senior Secured Credit Facilities

The following table summarizes certain details related to our senior secured credit facilities outstanding as of September 30, 2021 (in thousands, except interest rates):

	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	Maturity Date
Senior secured credit facility with financial institution 1	$400,000	$387,186	2.59%	August 2022
Senior secured credit facility with financial institution 2	400,000	65,842	2.58%	March 2024
Senior secured credit facility with a related party	225,000	159,999	4.09%	December 2022
	$1,025,000	$613,027

As of September 30, 2021, we had three senior secured credit facilities that we use to fund the purchase of homes and build our inventory, two with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings on the senior secured credit facilities with financial institutions accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.50%. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.00%.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory funded by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under our control. Each senior secured facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have utilized mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following table summarizes certain details related to our mezzanine secured credit facilities as of September 30, 2021 (in thousands):

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 42

	Borrowing Capacity	Outstanding Amount
Mezzanine credit facilities	$124,700	$81,209

As of September 30, 2021, we had three mezzanine secured credit facilities, all of which are with a related party, which holds more than 5% of our Class A common stock. Borrowings for each of the mezzanine secured credit facilities accrue interest at a rate of 13.00% and the mezzanine secured credit facilities have maturity dates ranging from December 2022 through March 2024.

These borrowings are collateralized by a second lien on the real estate inventory funded by the relevant senior secured credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse against us with limited exceptions. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of September 30, 2021, we were in compliance with all covenants.

Senior Secured Debt - Other

During July 2021, we entered into an arrangement with a third-party lender to support additional purchases of real estate inventory (“Senior Secured Debt - Other”). Borrowings on the Senior Secured Debt - Other accrue interest at a rate based on a Secured Overnight Financing Rate plus a margin of 5.74%. The weighted-average interest rate on the Senior Secured Debt - Other as of September 30, 2021 was 5.79%.

Secured Term Loan

On June 30, 2021, we entered into a credit agreement with a related party. Under the credit agreement, we borrowed a principal amount of $30.0 million. In August 2021, we amended the credit agreement to borrow an additional $25.0 million. The loan accrued interest at an annual rate of 12.0%. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in September 2021 in connection with the Closing of the Business Combination. Accordingly, there are no amounts outstanding on this loan as of September 30, 2021.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(704,812)	$195,836
Net cash used in investing activities	(11,577)	(67)
Net cash provided by (used in) financing activities	802,305	(186,169)
Net change in cash, cash equivalents and restricted cash	$85,916	$9,600

Operating Activities

Nine Months Ended September 30, 2021 and 2020

Net cash (used in) provided by operating activities was $(704.8) million and $195.8 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net cash used in operating activities was primarily due to a $722.0 million increase in real estate inventory as a result of the execution of our growth plan, as well as favorable housing market conditions across our markets. This cash outflow related to increased inventory levels was partially offset by a $17.1 million increase in accrued liabilities principally attributable to increased compensation, legal and professional obligations, and marketing accruals, as well as the change in fair value of warrant liabilities of $13.2 million. For the nine months ended September 30, 2020, net cash provided by operating activities was primarily due to a $214.1 million decrease in real estate inventory due to a significant reduction in inventory levels as a result of operational changes in light of the COVID-19 pandemic in 2020. This cash inflow was partially offset by a net loss of $21.8 million.

Investing Activities

Nine Months Ended September 30, 2021 and 2020

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 43

Net cash used in investing activities was $11.6 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities during the nine months ended September 30, 2021 represents purchases of property and equipment of $13.6 million, which was partially offset by proceeds from sales of property and equipment of $2.0 million. Net cash used in investing activities during the nine months ended September 30, 2020 represents nominal purchases of property and equipment.

Financing Activities

Nine Months Ended September 30, 2021 and 2020

Net cash provided by (used in) financing activities was $802.3 million and ($186.2) million during the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of $1,702.7 million of borrowings from credit facilities, which was partially offset by $1,130.6 million of repayments of credit facilities and notes payable. This net increase in credit facility funding was directly related to financing the increase in inventory during the period. Net cash provided by financing activities during the nine months ended September 30, 2021 also included $284.0 million of proceeds from the Business Combination, which was offset by issuance costs of $51.2 million. Net cash used in financing activities during the nine months ended September 30, 2020 primarily consisted of $772.0 million of repayments of credit facilities and notes payable, which was partially offset by $556.6 million of borrowings from credit facilities and notes payable. This net decrease in credit facility funding was directly related to financing the decrease in inventory during the period. Cash flows from financing activities during the nine months ended September 30, 2020 also included $29.8 million of proceeds from the issuance of Class C preferred stock.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we entered into during the normal course of business. Except as described below, there have been no material changes to our contractual obligations from those disclosed in the prospectus that constituted part of the Company’s Registration Statement on Form S-1 (File No. 333-259790), which was filed with the SEC on September 24, 2021 and declared effective by the SEC on October 1, 2021 (the “Prospectus”).

In 2021, we amended our senior secured credit facility agreement with a financial institution, which collectively increased the borrowing capacity from $200 million as of December 31, 2020 to $400 million as of September 30, 2021 ($100 million of which is uncommitted).

In March 2021, we amended our senior secured and mezzanine secured credit facility agreements with a related party. The amendments included an extension of the maturity date on the mezzanine secured credit facility with a $25.0 million borrowing capacity to February 2023, and an extension of the mezzanine secured credit facility with a borrowing capacity of $43.5 million and the senior secured credit facility to December 2022. In June 2021, we increased the borrowing capacity on the mezzanine secured credit facility that previously had a $25.0 million borrowing capacity to $31.3 million.

In June 2021, we entered into a $30.0 million credit agreement with a related party, which holds more than 5% of our Class A common stock. In August 2021, we entered into an amended credit agreement to borrow an additional $25.0 million. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in September 2021 connection with the Closing of the Business Combination.

In September 2021, we entered into a Loan and Security Agreement with a financial institution and a related party. The Loan and Security Agreement with a financial institution initially provides for a $300.0 million credit facility available over a 24-month term with an accordion feature providing for additional capacity of $100.0 million (the “Credit Facility”), and a mezzanine facility with a related party of $37.5 million, with an accordion feature providing for additional capacity of $12.5 million (the “Mezzanine Facility”). Borrowings accrue interest at a rate equal to one-month LIBOR plus 2.50% per annum for the Credit Facility. Borrowings accrue interest at a rate equal to 13.00% per annum for the Mezzanine Facility.

Off-Balance Sheet Arrangements

Certain off-balance sheet obligations, such as homes purchase commitments and operating leases, are included in the contractual obligations table included in the Prospectus.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 44

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we must make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures of contingent assets and liabilities. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss below.

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 2: “Summary of Significant Accounting Policies” to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Inventory

Inventory consists of acquired homes and are stated at the lower of cost or net realizable value, with cost determined by the specific identification of each home. Costs include initial purchase costs, renovation costs, and holding costs incurred during the renovation period, prior to the home being ready for resale. Selling costs, including commissions and holding costs incurred after the home is ready for resale, are expensed as incurred and included in sales, marketing and operating expenses.

We review for impairment on at least a quarterly basis and as events or changes in circumstances indicate that the carrying value may not be recoverable. We review our inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value. For homes under contract to sell, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sales price less expected selling costs. For all other homes, if the carrying value exceeds list price or internal projection price less expected selling costs, the carrying value of these homes are adjusted to list price or projection price less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.

Inventory is classified into three categories: homes under renovation, homes listed for sale, and homes under contract to sell.

Warrant Liabilities

We evaluate our financial instruments, including our outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We have outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, we recognize the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statement of operations.

The fair value of the public warrants is estimated based on the quoted market price of such warrants. The fair value of the private warrants is estimated using the Black-Scholes-Merton option-pricing model based on the following key assumptions and significant inputs as of the valuation date.

Volatility: Expected volatility is estimated using a Monte Carlo simulation model to determine volatility based on the trading price of the public warrants and to reflect the probability of different outcomes.

Expected Life: The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

Risk-Free Interest Rate: The risk-free interest rate is estimated based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the expected remaining life of the warrants.

Expected Dividend Yield: The expected dividend yield assumption considers that we have not historically paid dividends and we do not expect to pay dividends in the foreseeable future.

Stock-Based Compensation

Stock-based compensation awards consist of stock options. We use the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for option awards. Compensation expense for all option awards is recorded on a straight-line basis over the requisite service period of the awards, which is generally the option’s vesting period. These amounts are reduced by the forfeitures as the forfeitures occur. This valuation model requires judgment and significant estimates, including expected stock price volatility, option term, risk-free interest rate, and dividend yield.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 45

Expected Term: The expected term represents the period of time that the option grants are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the options.

Risk-Free Interest Rate: The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term.

Volatility: As our shares have not previously been publicly traded prior to the Business Combination, and have not regularly traded privately, expected volatility for awards granted prior to the Business Combination was estimated based on the average historical volatility of similar entities with publicly traded shares over the relevant vesting or estimated liquidity period.

Expected Dividend Yield: The expected dividend yield assumption considers that we have not historically paid dividends and we do not expect to pay dividends in the foreseeable future.

Prior to the completion of the Business Combination and listing of the Company’s common stock on the public stock exchange, our board of directors considered various factors when determining the fair value of our common stock as of each grant date, including the value determined by an independent third-party valuation firm. Some of the factors considered by our board and directors and the third-party valuation firm include:

•
our historical financial performance and capital structure;
•
external market conditions that affect the industry in which we operate;
•
our current financial position and forecasted operating results;
•
the lack of marketability for our common stock; and
•
market analysis of similar companies’ stock price valuation.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties. Changes in the subjective assumptions can materially affect the estimate of the stock-based compensation expense. Following the consummation of the Business Combination, the fair value of our Class A common stock is determined based on the quoted market price on the New York Stock Exchange (NYSE).

Income Taxes

See “—Components of Our Results of Operations—Income Tax Expense” for a discussion of our accounting policies related to income taxes.

Consolidation of Variable Interest Entities

We have formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties. Each SPE is our wholly owned subsidiary and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. Our credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities, and we are the primary beneficiary as we have the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within our consolidated financial statements, and our consolidated financial statements as of September 30, 2021 and December 31, 2020 include the following assets of such variable interest entities: restricted cash, $20.0 million and $6.8 million; accounts receivable, net, $8.3 million and $1.6 million; inventory, $900.3 million and $171.2 million, prepaid expenses and other current assets, $2.9 million and $1.0 million; property & equipment, net, $4.4 million and $2.8 million; and total assets of $935.9 million and $183.5 million, respectively. See Note 12: “Variable Interest Entities” in the notes to our unaudited interim condensed consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see “New Accounting Pronouncements Recently Adopted” and “New Accounting Pronouncements Recently Issued Not Yet Adopted” within Note 2: “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the ordinary course of our business. These risks include interest rate risk. The adverse effects of changes in these markets could pose a potential loss as discussed below.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 46

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate secured credit facilities and other secured debt. Our exposure to changes in interest rates within these debt arrangements is principally associated with the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate.

As of September 30, 2021 and December 31, 2020, we had outstanding borrowings on our secured credit facilities and other secured debt of $751.0 million and $174.2 million, respectively. Of those borrowings, $613.0 million and $154.9 million were from the senior secured credit facilities as of the respective periods. The senior portion of the secured credit facilities bear interest at a floating rate based on a LIBOR reference rate plus an applicable margin. Assuming no change in the outstanding borrowings on our senior secured credit facilities, we estimate that a one percentage point increase in LIBOR would have increased our annual interest expense by approximately $6.1 million and $1.5 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Material Weakness in Internal Control over Financial Reporting

As previously reported, prior to the Closing of the Business Combination, Supernova identified a material weakness in its internal control over financial reporting related to the accounting, review and approval process for a significant and unusual transaction related to the warrants it issued in connection with its initial public offering in October 2020. Supernova subsequently implemented remediation steps to address the material weakness and improve its internal control over financial reporting, but the material weakness had not been fully remediated prior to the Closing of the Business Combination. As a result, we inherited this material weakness in the Business Combination.

We have continued these remediation efforts subsequent to the Closing of the Business Combination, which has included ensuring that appropriate controls exist over the review and approval process associated with the accounting for significant and unusual transactions. As a result of these efforts, our management has concluded that the previously identified material weakness has been remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 47

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We do not anticipate that the ultimately liability, if any, arising out of any such matters will have a material effect on our financial condition, results of operations or cash flows.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition, results of operations or cash flows for that reporting period could be adversely impacted, perhaps materially.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with other information set forth in this Quarterly Report, including Part I, Item 1, Financial Statements (Unaudited) and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to Our Business and Industry

Our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate assets.

Our success depends, directly and indirectly, on general economic conditions, the health of the U.S. residential real estate industry, particularly the single family home resale market, and risks relating to the ownership of residential real estate, many of which are beyond our control. A number of factors could adversely affect our business, including the following:

•
downturns in the U.S. residential real estate market — both seasonal and cyclical — in particular with respect to the single family home resale market and the markets in which we operate;
•
changes in national, regional, or local economic, demographic or real estate market conditions;
•
the continuing and future impact of the COVID-19 pandemic, including with respect to buying and selling trends in the residential real estate market and potential governmental or regulatory changes or requirements;
•
slow economic growth or recessionary or inflationary conditions;
•
increased levels of unemployment or declining wages;
•
declines in the value of residential real estate or the pace of home appreciation, or the lack thereof;
•
illiquidity in residential real estate;
•
overall conditions in the housing market, including macroeconomic shifts in demand, and increases in costs for homeowners such as property taxes, homeowners’ association fees and insurance costs;
•
low levels of consumer confidence in the economy in general or the U.S. residential real estate industry in particular;
•
low home inventory levels or lack of affordably priced homes;
•
increased mortgage interest rates or down payment requirements or restrictions on mortgage financing availability;
•
changes in household debt levels;
•
volatility and general declines in the stock market;
•
federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which limited deductions of certain mortgage interest expenses and property taxes; or
•
natural disasters, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms and other events that disrupt local, regional, or national real estate markets.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 48

Our limited operating history makes it difficult to evaluate our current business and future prospects and the risk of your investment.

Our business model and the technology used in support thereof is still early in its adoption and is difficult to compare to the business models of other market participants in the U.S. residential real estate industry. We launched our first market in 2015 and do not have a long history operating as a commercial company. Our operating results are not predictable and our historical results may not be indicative of our future results. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. Few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and strategy can be implemented and sustained over an extended period of time. We may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.

We operate in a competitive and fragmented industry, and we may not be successful in attracting customers for our products and services, which could harm our business, results of operations and financial condition.

We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•
the financial competitiveness of our products for customers;
•
the volume of our customers;
•
the timing and market acceptance of our products, including iBuying, and new products offered by us or our competitors;
•
our selling and marketing efforts;
•
our customer service and support efforts;
•
our continued ability to develop and improve our technology to support our business model;
•
customer adoption of our platform as an alternative to traditional methods of buying and selling residential real estate; and
•
our brand strength relative to our competitors.

Our business model depends on our ability to continue to attract customers to our digital platform and the products and services we offer, and enhance their engagement with our products in a cost-effective manner. New entrants continue to join our market categories. Our existing and potential competitors include companies that operate, or could develop, national or local real estate businesses offering services, including real estate brokerage services, mortgage, and title insurance and escrow services, to home buyers or sellers.

Many of our competitors have well-established national reputations and may market similar products and services. Several of these companies are larger than us and have significant competitive advantages, including better name recognition, higher financial ratings, greater resources, lower cost of funds and additional access to capital, and more types of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. If we are not able to continue to attract customers to our platform, products and services and achieve greater scale in operations, our business, results of operations and financial condition will be harmed.

The COVID-19 pandemic and attempts to contain it have adversely impacted our business, results of operations and financial condition, and it may continue to adversely impact our business, results of operations and financial condition in the future.

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our ability to acquire new homes and generate associated fees and our ability to sell homes that we own. The COVID-19 pandemic has significantly and adversely affected, and may continue to significantly and adversely affect, residential real estate transaction volume. For example, beginning in late March 2020, governmental authorities put in place limitations on in-person activities related to the sale of residential real estate in the markets in which we operate, although these limitations became less stringent in the second quarter of 2020. As a result, we decreased acquisitions of home inventory and decreased the volume of home inventory on our platform. We sold 4,281 homes in the year ended December 31, 2020, compared to 4,680 homes in the year ended December 31, 2019, representing a decrease of 9%, and decreased our inventory from $343.6 million as of December 31, 2019 to $171.4 million as of December 31, 2020. Our inventory as of September 30, 2021 was $902.1 million. We cannot assure you of the long-term impact governmental measures may have on the growth of our business.

We believe that COVID-19’s impact on our transaction volume depends in part on the impact of current and potential limitations imposed by governmental authorities on processes and procedures attendant to residential real estate transactions,

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 49

such as home inspections and appraisals and in-person showings and county recordings, as well as COVID-19’s overall impacts on the U.S. economy. We believe that consumer spending on real estate transactions may be adversely affected by a number of macroeconomic factors related to COVID-19, including but not limited to:

•
increased unemployment rates and stagnant or declining wages;
•
decreased consumer confidence in the economy and recessionary conditions;
•
volatility and declines in the stock market and lower yields on individuals’ investment portfolios; and
•
more stringent mortgage financing conditions, including increased down payment requirements.

We have experienced rapid growth since inception, which may not be indicative of our future growth, and, if we continue to grow rapidly, we may experience difficulties in managing our growth effectively and expanding our operations and service offerings.

We have experienced rapid growth and demand for our products and service offerings since inception. We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not, among other things:

•
increase the number of customers using our platform;
•
acquire sufficient inventory at an attractive cost and quality to meet the increasing demand for our homes;
•
successfully turn inventory in an efficient manner;
•
increase customer conversion;
•
increase our market share within existing markets and expand into new markets;
•
increase our brand awareness;
•
obtain and retain adequate availability of financing sources; and
•
obtain necessary capital to meet our business objectives.

Furthermore, in order to preserve our market position, we intend to expand into new markets and launch new products or services in existing or new markets more quickly than we would if we did not operate in such a highly competitive industry. Expanding into new markets may prove to be challenging, as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing inaccuracies, as well as higher capital requirements, inventory hold times, repair costs and transaction costs that may result in those markets being less profitable for us than the ones in which we currently operate.

We have had a history of losses since our inception, and we may not achieve or maintain profitability in the future.

We have had a history of losses since our inception. We incurred net losses of $52.0 million and $23.1 million for the years ended December 31, 2019 and 2020, respectively, and a net loss of $6.3 million for the nine months ended September 30, 2021. We had an accumulated deficit of $138.5 million and $144.9 million as of December 31, 2020 and September 30, 2021, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

•
our inability to grow market share in our existing markets or any new markets we may enter;
•
our expansion into new markets;
•
declines in U.S. residential real estate transaction volumes;
•
increased competition in the U.S. residential real estate industry;
•
changes in our fee structure or rates;
•
our failure to accurately price homes we acquire or changes to resale prices during the time homes are in inventory;
•
our failure to realize anticipated efficiencies through our technology and business model;
•
costs associated with enhancements, or new offerings of our products and services;
•
failure to execute our growth strategies;
•
increased marketing costs;
•
lack of access to housing market data that is used in our pricing models at reasonable cost;
•
hiring additional personnel to support our overall growth;
•
loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions in the area in which real estate or assets are located;

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 50

•
increases in costs associated with holding our real estate inventories, including financing costs;
•
the availability of debt financing and securitization funding to finance our real estate inventories; and
•
unforeseen expenses, difficulties, complications and delays, and other unknown factors.

Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed and it may also impact our access to funding and liquidity sources. In addition, as a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company.

Because we incur substantial costs and expenses from our growth efforts before we receive any incremental revenues with respect to those investments, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in an increase in revenues to offset these expenses, which would further increase our losses, and which could have a material adverse effect on our business and financial condition.

Our business is dependent upon our ability to accurately value and manage inventory and an ineffective pricing or portfolio management strategy may have an adverse effect on our business, sales and results of operations.

We appraise and price the homes we buy and sell using in-house proprietary data analytics technology, which continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop along the process and enabling us to operate a highly intelligent and automated workflow. This assessment includes estimates on time of possession, market conditions, renovation and holding costs, and anticipated resale proceeds. Conversion rates and customer satisfaction may be negatively impacted if valuations are too low and/or fees are too high. Additionally, following our acquisition of a home, we may need to decrease our anticipated resale price for that home if we discover defects or other conditions requiring remediation or impacting the value of the home that were unknown to us at the time of acquisition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also significantly delay our ability to renovate and resell homes in a timely manner. Moreover, these risks may be heightened when we expand into new markets where we may not have similar levels of knowledge and experience as we do in the markets we currently operate. As a result of these factors, we may be unable to acquire or sell inventory at attractive prices or to finance and manage inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.

Prospective sellers and buyers of homes may choose not to transact online, which could harm our growth prospects.

Our success depends on our ability to attract customers who have historically purchased homes through more traditional channels. The online market for homes is significantly less developed than the online market for other goods and services in industries such as commerce, healthcare, insurance, books, music, travel and other consumer products and account for only 1% of total annual U.S. residential real estate transactions. If this market does not gain widespread acceptance, our business will suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract consumers to our platform and convert them into sellers or buyers. If the online market for residential real estate does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations would be materially and adversely affected.

Declining real estate valuations could result in recording impairment charges, and property values may decline between our offer to purchase a home and the closing of such home, which could adversely affect our financial condition and operating results.

We are subject to risks inherent to declines in real estate valuations. For example, home prices can be volatile, and the values of our inventory may fluctuate significantly and we may incur impairment charges due to changes in market conditions or economic sentiment. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property as evidenced by its resale value and would therefore affect our earnings and financial condition.

Additionally, the time between an offer to purchase a home and the closing of such transaction can vary from weeks to several months, depending on the needs of our customers. In the interim period, there can be adverse impacts on the value or liquidity profile of the home. We may not be able to or wish to renegotiate or cancel a contract because doing so would negatively impact customer satisfaction and our brand, and potentially subject us to loss of our earnest money deposit or

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 51

litigation. In the event the value of such homes declines significantly, we could experience losses, which in the aggregate could be detrimental to our business and results of operations.

Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations. Holding homes in inventory exposes us to risks, such as increased holding costs and the risks of declining real estate valuations.

Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing homes inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep expenses, insurance expenses, property tax expenses, homeowners’ association fees, utility fees and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value, in addition to risks related to declining real estate valuations. If we have excess inventory or our average days to sale increases, the results of our operations may be adversely affected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.

Our business is concentrated in certain geographic markets, and local or regional conditions, including economic downturns, severe weather, catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

While our business is spread across 20 metropolitan markets in the United States, a substantial amount of our revenue is generated in certain geographic markets. For the year ended December 31, 2020 and the nine months ended September 30, 2021, approximately 67% and 63% of our revenue, respectively, was generated from our top five markets by revenue during 2020, which consisted of Atlanta, Charlotte, Dallas, Phoenix and Tampa. As a result of this concentration, local and regional conditions in these markets – including those arising from COVID-19’s impacts – may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

In addition, our top markets are primarily larger metropolitan areas, where home prices and transaction volumes are generally higher than other markets in the United States. To the extent people migrate outside of these markets due to lower home prices or other factors, and this migration continues to take place over the long-term, then the relative percentage of residential housing transactions may shift away from our historical top markets where we have generated most of our revenue. If we are unable to effectively adapt to any shift, including failing to increase revenue from other markets, then our financial performance may be harmed.

We may be unsuccessful in launching new product and service offerings or pursuing expansion of existing product and service offerings into new markets, which could result in significant expense and may not achieve the desired results.

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and plan to expand our markets significantly through the end of 2023. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and our new service offerings, and expansion of our Flex platform may not result in the customer conversion or profitability that we expect. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and expand into additional markets are subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

Housing markets and housing stock in different areas can vary widely and certain markets may be more adaptable to our current business model than others. As we continue to expand, we may launch our products or services in markets that prove to be more challenging for our business model. As we expand from markets with a relatively new and homogeneous housing stock to markets with older and more diverse housing stock, we will have to adapt our business and operations to local conditions. The valuation technologies and systems that we currently use may not be as effective at accurately valuing homes in markets with older and more diverse housing stock. In addition, homes that we purchase in markets with relatively older

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 52

housing stock may require more capital expenditures on improvements and repairs. We may also expand into markets with higher average home prices and fewer available homes within our target price range. If we are unable to adapt to these new markets and scale effectively, our business and results of operations may be adversely affected.

New markets and new product or service offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Notwithstanding the expenses and time devoted to expanding an existing product or service offering into a new market or launching a new product offering, we may fail to achieve the financial and market share goals associated with the expansion. If we cannot manage our expansion efforts efficiently, our market share gains could take longer than planned and our related costs could exceed our expectations. In addition, we could incur significant costs to seek to expand our market share, and still not succeed in attracting sufficient customers to offset such costs.

Our business model and growth strategy depend on our marketing efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner.

Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth will be increased traffic to, and use of, our website and mobile application by potential customers. Our marketing efforts may not succeed for a variety of reasons, including changes to search engine algorithms, ineffective campaigns across marketing channels, limited experience in new marketing channels and any technical difficulties customers may experience using our applications. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform. Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

We also believe that the brand identity that we have developed is a significant factor in the success of our business, and maintaining and enhancing the “Offerpad” brand is critical to maintaining and expanding our customer base and current and future partners. Failure to promote or maintain our brand, or incurring excessive costs in this effort, could adversely affect our business, operating results and financial condition.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs or an increase in mortgage interest rates could decrease our customers’ ability or desire to obtain financing and adversely affect our business or financial results.

The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Moreover, as we expand into higher cost markets or target higher-priced homes, home buyers, and accordingly demand for our homes and services, may be more acutely affected by these factors. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans.

Mortgage interest rates are currently low when compared to most historical periods and could increase in the future, particularly if the Federal Reserve Board raises its benchmark rate. Moreover, mortgage financing is relatively available compared to most historical periods. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential home buyers who can obtain mortgage financing and affect the prices home buyers may be willing to pay for homes. If mortgage financing otherwise is less available to home buyers either due to an increase in interest rates or a general tightening of credit conditions, it could result in a decline in the demand for our homes and the services offered by our platform.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 53

The residential real estate market is subject to seasonality, and our operating results are likely to fluctuate on a quarterly and annual basis.

We expect our revenue and results of operations to vary significantly from period to period in the future, based in part on, among other things, consumers’ home buying patterns. The residential real estate market is seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform. We expect our financial results and working capital requirements to reflect seasonal variations over time, although our growth and market expansion have obscured the impact of seasonality in our historical financials to date.

If we do not innovate or provide customers with an efficient and seamless transaction experience, our business could be harmed.

The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of customers and professionals shift constantly and rapidly. Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make real estate transactions faster, easier and less stressful for our customers. The success of our business may also depend on our ability to successfully integrate additional ancillary services into our platform, including renovation, insurance and home warranty services. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products or services, enable smoother and more efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. Changes or additions to our products or services may not attract or engage our customers, and may reduce confidence in our products or services, negatively impact the quality of our brand, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations or otherwise harm our business. Furthermore, if we are unable to successfully anticipate or keep pace with industry changes and provide products or services that our customers want to use, on the devices they prefer, then those customers may become dissatisfied and use our competitors instead. If we are unable to continue offering high-quality, innovative products, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.

A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.

A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Certain services we use, subscriptions and fees have fixed costs and are necessary for operation of the business. The other portion of fixed costs are necessary in order to invest in future growth. Given the early stage of our business, we cannot assure you that we will be able to rationalize our fixed costs.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to renovate, service or repair our homes, third party partners we rely on for referrals, such as homebuilders and online real estate websites or institutional buyers of our inventory. Identifying partners, and negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.

In addition, we rely on our relationships with multiple-listing services providers (“MLS”) in all our markets both as key data sources for our pricing and for listing our inventory for resale. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source real estate information faster or more efficiently than we can. If we lose existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access listing data, an inability to continue to add new listing providers or changes to the way real estate information is shared, our ability to price or list our inventory for resale could be impaired and our operating results may suffer.

If we are unsuccessful in establishing or maintaining successful relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our product or increased revenues.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 54

If the methodologies we use to assess the value and condition of homes are inaccurate, including because of the information supplied to us by prospective sellers or due to the physical inspections being ineffective, it could result in unforeseen costs and risks.

We make offers based in part on our assessment of offer requests completed by the prospective seller. While we may seek to confirm or supplement the information provided in such an offer request through our own due diligence, including physical inspections, we may rely on the information supplied to us by prospective sellers to make offer decisions, and we cannot be certain that this information is accurate. If owner-supplied information is inaccurate, we may make poor or imperfect pricing decisions and our portfolio may contain more risk than we believe. We also may conduct physical inspections of homes remotely through videos submitted to us by the sellers and this shift has been accelerated by health concerns associated with COVID-19, and this change may become permanent. It is possible that these video inspections may not be effective in identifying undisclosed issues, conditions or defects that an in-person inspection might otherwise reveal, which could result in us incurring unforeseen costs during the resale process.

Our business is dependent upon an adequate and desirable supply of inventory, which is impacted by many factors. Any inability to acquire sufficient or desirable inventory may adversely effect on our business, sales and results of operations.

We primarily acquire homes directly from consumers and there can be no assurance of an adequate or desirable supply of such homes on terms that are attractive to us. A reduction in the availability of or access to inventory could adversely affect our business, sales and results of operations. Additionally, we evaluate thousands of potential homes daily using our proprietary pricing model. If we fail to adjust our pricing to stay in line with broader market trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory. We remain dependent on customers to sell us homes.

Our ongoing ability to acquire homes is critical to our business model. A lack of available or desirable homes that meet our purchase criteria may affect our ability to scale. Reductions in our acquisitions of homes may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification and our results of operations. In response to the COVID-19 pandemic and the consequent health risks, we ceased purchasing additional homes in March and April 2020 to safeguard the health and safety of our customers and employees. We continued to sell down inventory throughout 2020, leading to inventory of $171.4 million as of December 31, 2020 compared to inventory of $343.6 million as of December 31, 2019. Our inventory as of September 30, 2021 was $902.1 million. As our revenues are dependent on inventory levels available for sale, we expect our near-term revenues to be impacted due to limited inventory.

Increases in transaction costs to acquire properties, including costs of evaluating homes and making offers, title insurance and escrow service costs, changes in transfer taxes, and any other new or increased acquisition costs, would have an adverse impact on our home acquisitions and our business.

Our ability to compete effectively and execute on our strategic plan depends in part on our ability to manage home renovations.

Our business depends, in part, upon our ability to effectively manage home renovations. We typically renovate or repair homes prior to listing them for resale. We use internal employees and use third parties to renovate and repair homes before we resell them.

We or these third-party providers may not be able to complete the required renovations or repairs within the expected timeline or proposed budget. Furthermore, if the work quality of our employees or third-party providers does not meet our expectations, then we may need to engage another third-party contractor or subcontractor, which may also adversely affect the timeline or budget for completing renovations or repairs.

A longer than expected period for completing renovations or repairs could negatively impact our ability to sell a home within our anticipated timeline. This prolonged timing exposes us to factors that adversely affect the home’s resale value and may result in selling the home for a lower price than anticipated or not being able to sell the home at all. Meanwhile, incurring more than budgeted costs would adversely affect our investment return on purchased homes. Additionally, any undetected issues with a third-party provider’s work may adversely affect our reputation as a home seller.

There are risks related to our ownership of vacant homes and the listing of those homes for resale that are not possible to fully eliminate.

The homes in our inventory generally are not occupied during the time we own them prior to resale. When a home is listed for resale, prospective buyers or their agents typically can access our homes instantly through our technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespassers and other situations that may have adverse impacts on us or the homes, including potential adverse reputational impacts. Additionally, all of these circumstances may involve significant costs to resolve that

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 55

may not be fully covered by insurance, including legal costs associated with removing unauthorized visitors and occupants and additional holding and repair costs. If these increased costs are significant across our homes inventory, both in terms of costs per home and numbers of homes impacted, this could have an adverse impact on our results of operations that is material.

Since we employ real estate agents for our brokerage business, we are subject to challenges that may not be faced by our competitors. Our ability to hire and retain a sufficient number of agents is critical to maintaining and growing our business and providing an adequate level of service to our customers.

As a result of our business model of employing real estate agents for our brokerage business, our real estate agents generally earn less on a per transaction basis than traditional real estate agents who work as independent contractors at traditional brokerages. Because our model is uncommon in our industry, real estate agents considering working for us may not understand our compensation model or may not perceive it to be more attractive than the independent contractor, commission-driven compensation model used by most traditional brokerages. If we are unable to attract, retain, effectively train, motivate, and utilize our real estate agents, we will be unable to grow our business and we may be required to change our compensation model, which could significantly increase our real estate agent compensation or other costs.

Also as a result of employing our real estate agents, we incur costs that our brokerage competitors do not, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. As a result, we have significant costs that, in the event of downturns in demand in the markets we serve, may result in us being unable to adjust as rapidly as some of our competitors. In turn, such downturns may impact us more than our competitors.

Conversely, in times of rapidly rising demand we may face a shortfall of real estate agents. To the extent our customer demand increases from current levels, our ability to adequately serve the additional customers, and in turn grow our revenue and market share, depends, in part, on our ability to timely hire and retain additional real estate agents. To the extent we are unable to hire, either timely or at all, or retain the required number of real estate agents to serve our customer demand, we will be unable to maximize our revenue and market share growth.

Additionally, due to the costs of employing our real estate agents, real estate agent turnover may be more costly to us than to traditional brokerages. Our business may be harmed if we are unable to achieve the necessary level of real estate agent productivity and retention to offset their related costs.

We are subject to the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business.

Due to our brokerage business, we and our agents must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets in which we operate. Due to the geographic scope of our operations, we and our real estate agents may not be in compliance with all of the required licenses at all times. Additionally, if we enter into new markets, we may become subject to additional licensing requirements. If we or our real estate agents fail to obtain or maintain the required licenses for conducting our brokerage operations or fail to strictly adhere to associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties.

A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.

Customers will visit homes on a regular basis through our mobile application or with a real estate agent. Due to the number of homes we own, the safety of our homes is critical to the success of our business. A failure to keep our homes safe that results in a major or significant health and safety incident could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as pricing risk, interest rate risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 56

have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage lending, real estate, environmental, data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products, services or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.

We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, mobile and internet-based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws. These laws are complex and sometimes ambiguous, and can be costly to comply with, require significant management time and effort, require a substantial investment in technology, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations.

Buying and selling homes, providing real estate brokerage services, and provide other product offerings, such as mortgage brokerage services, results in us receiving or facilitating transmission of personally identifiable information. Further, in the future we may offer additional products and services, which could increase the amount of personally identifiable information we receive and transmit. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including Social Security Numbers that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of personal information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.

In order to provide the broad range of products and services that we offer or plan to offer customers, certain of our subsidiaries are or will be required to maintain real estate brokerage and mortgage licenses in certain states in which we operate. These entities are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as licensed businesses.

Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 57

laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

As a provider of real estate brokerage services, we hold real estate brokerage licenses in multiple states and may apply for additional real estate brokerage licenses as our business grows. To maintain these licenses, we must comply with the requirements governing the licensing and conduct of real estate brokerage services and brokerage-related businesses in the markets where we operate. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by the U.S. Department of Housing and Urban Development, and the states and municipalities in which we transact. Further, due to the geographic scope of our operations and the nature of the products and services we provide, certain of our other subsidiaries maintain real estate brokerage licenses in certain states in which we operate. Each of these licenses subjects our subsidiaries to different federal, state, and local laws and the scrutiny of different licensing authorities, including state insurance departments. Each subsidiary must comply with different licensing statutes and regulations, as well as varied laws that govern the offering of compliant products and services.

For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the federal Consumer Financial Protection Bureau (for mortgage) and/or state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state and federal real estate, title insurance and escrow, property and casualty insurance, and mortgage licensing and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.

If we are unable to comply with these laws or regulations in a cost-effective manner, it may require us to modify certain products and services, which could require a substantial investment and result in a loss of revenue, limit our ability to offer additional products and services, or expand existing products and services into new markets, or cease providing the impacted product or service altogether. Furthermore, laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our products and business.

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public to the COVID-19 pandemic, may result in a number of adverse consequences for our business and results of operations, the details of which would be difficult to predict. Properties located in the markets in which we operate in Florida and certain portions of North Carolina and Texas are more susceptible to certain hazards (such as floods, hurricanes or hail) than properties in other parts of the country.

In the event of a major earthquake, hurricane, windstorm, tornado, flood or catastrophic event such as pandemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both the resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times, increased costs and impairments. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 58

Environmentally hazardous conditions may adversely affect us.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell the property. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.

Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, radon, pesticides, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.

Risks Related to Our Intellectual Property and Technology

Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. We experience cyber incidents and other security incidents of varying degrees from time to time, and there can be no assurance that any future incidents would not lead to costs or consequences that materially impact our operations or business. In response to these incidents, we have implemented controls and taken other preventative actions to further strengthen our systems against future incidents. However, we cannot guarantee that such measures will provide sufficient security, that we will be able to react in a timely manner, or that our remediation efforts following a cybersecurity incident will be successful.

In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might require us to make significant changes to our current practices. If there is a breach of our computer systems, and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

The risk of cybersecurity incidents directed at us or our third-party vendors includes uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as to sophisticated and targeted measures known as advanced persistent threats. In addition, we face the risk of confidential data inadvertently leaking through human or technological errors. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 59

Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We receive, store and process personal information and other customer information, or personal information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (the “TCPA”) (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, including another law in California where voters approved a ballot initiative from privacy rights advocates intending to augment and expand the CCPA, the California Privacy Rights Act (the “CPRA”), on November 3, 2020, which will take effect on January 1, 2023 (with a lookback to data collected, on or after January 1, 2022). The CPRA will significantly modify the CCPA, including by creating a new state agency that will be vested with the authority to implement and enforce California’s privacy laws. Additionally, Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 60

their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation. Several other states are actively considering privacy laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government action, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.

Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

Any significant disruption in service in our computer systems and third-party networks and mobile infrastructure that we depend on could result in a loss of customers and we may be unable to maintain and scale the technology underlying our offerings.

Customers and potential customers access our products primarily through our website and mobile applications. Our ability to attract, retain and serve customers depends on the reliable performance and availability of our website, mobile application, and technology infrastructure. Furthermore, we depend on the reliable performance of third-party networks and mobile infrastructure to provide our technology offerings to our customers and potential customers. The proper operation of these networks and infrastructure is beyond our control, and service interruptions or website unavailability could impact our ability to service our customers in a timely manner, and may have an adverse effect on existing and potential customer relationships.

Our information systems and technology may not be able to continue to accommodate our growth and may be subject to security risks. The cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business and results of operations and could result in a loss of customers.

Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information, could adversely affect the value of our technology and products.

Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. We have filed trademark and patent applications to protect certain aspects of our intellectual property. However, we cannot guarantee that patents will issue on our pending patent applications or that we will be successful in registering our trademarks. We may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot guarantee that the steps we have taken to protect our proprietary technologies will be effective to enforce our rights against third parties. Third parties may knowingly or unknowingly infringe our proprietary rights or challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

In the future we may be party to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us.

Our competitors and other third parties may own or claim to own intellectual property relating to the real estate industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation, regardless of merit, could cause us to incur significant expenses. If any such claims are successfully asserted against us, it could require us to pay significant damages or ongoing licensing payments, prevent us from offering our products or services, or require us to comply with unfavorable terms. Even if we were to prevail, the time and resources necessary to resolve such disputes could be costly, time-consuming, and divert the attention of management and key personnel from our business operations. If we are not successful in defending ourselves against any potential future claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 61

Our services utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could negatively affect our business.

We use open source software in our services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, and may not be regularly maintained and updated in order to contain and patch possible security vulnerabilities. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with such open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. From time to time, we may be subject to claims asserting ownership of, or demanding release of, our source code, the open source software or derivative works that were developed using such software, or requiring us to provide attributions of any open source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a commercial license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties for use in our services. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.

We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our services containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.

Our software is highly complex and may contain undetected errors.

The software and code underlying our platform is highly interconnected and complex and may contain undetected bugs, errors, malicious code, vulnerabilities, or other defects, some of which may remain undetected or may only be discovered after the code has been released. We release or update our software code regularly and this practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the customer experience on our platform. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our mobile app or website or third party application programming interfaces on which our mobile app or website rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform. Any errors or vulnerabilities discovered in our code after release could impact the security of our systems or result in the inadvertent disclosure of sensitive or other regulated information, cause damage to our reputation, loss of our customers, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

Furthermore, our development and testing processes may not detect errors and vulnerabilities in our technology offerings prior to their implementation. Any inefficiencies, errors, technical problems or vulnerabilities arising in our technology offerings after their release could reduce the quality of our products or interfere with our customers’ access to and use of our technology and offerings.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 62

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could adversely affect our reputation and business results.

Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers, particularly in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Though we have sophisticated fraud detection processes and have taken other measures to identify fraudulent activity on our mobile applications, websites and internal systems, we may not be able to detect and prevent all such activity. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause customers and real estate partners to lose trust in us and decrease or terminate their usage of our products, or could result in financial loss, thereby harming our business and results of operations.

Risks Related to Our Liquidity and Capital Resources

We utilize a significant amount of indebtedness in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

As of September 30, 2021, we had approximately $751.0 million aggregate principal amount of indebtedness outstanding, including $694.2 million of loans under asset-backed senior and mezzanine secured credit facilities. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We rely on agreements with third parties to finance our business.

We have entered into debt agreements with a limited number of counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with potential financial sources, or if we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations. In addition, some of our secured credit facilities are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Obtaining new or replacement funding arrangements may not be possible or may be at higher interest rates or other less favorable terms.

Our financing sources are not required to extend the maturities of our financing arrangements, and if a financing source is unable or unwilling to extend financing, and other financing sources are unable or unwilling to make or increase their financing commitments, then we will be required to repay the outstanding balance of the financing on the related maturity date. If we are unable to pay the outstanding balance of our debt obligations at maturity, the financing sources generally have the right to foreclose on the homes and other collateral securing that debt and to charge higher “default rates” of interest until the outstanding obligations are paid in full. If we are unable to renew or extend the terms of our existing senior and mezzanine secured credit facilities, we may not be able to terminate or prepay the secured credit facilities without incurring significant financial costs. If realized, any of these financing risks could negatively impact our results of operations and financial condition.

We intend to rely on proceeds from the sale of financed homes to repay amounts owed under our property financing facilities, but such proceeds may not be available or may be insufficient to repay the amounts when they become due.

For our senior and mezzanine secured credit facilities, we typically are required to repay amounts owed with respect to a financed home upon the sale of that home. There is no assurance such sale proceeds will fully cover the amounts owed. Our senior and mezzanine secured credit facilities commonly have initial terms of 18 months or less. It may be the case that not all homes securing these arrangements will be sold on or before the maturity dates of such financing arrangements, which would mean that sale proceeds would not be available to pay the amounts due at maturity. We may also be required to repay amounts owed with respect to a financed home prior to the sale of that home and prior to maturity of the related financing facility, typically due to the home having been held in our inventory for an extended period of time or, less commonly, if other unforeseen issues with the home arise during our holding period. In these situations, we may use cash on hand to repay the amounts owed or contribute other homes as additional collateral. To the extent we do not have sufficient cash or

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 63

substitute collateral or are unable to draw on other financing facilities to make the required repayments, which could occur if a significant amount of our debt were to become due suddenly and unexpectedly, we would be in default under the related facility.

Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition.

Certain of our existing debt agreements contain, and future debt agreements may contain, various affirmative, negative, financial and collateral performance covenants. Specifically, we need to maintain a certain tangible net worth and liquidity minimums under certain of these facilities. These covenants may limit our operational flexibility or restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. If we breach these covenants, in certain cases, we could be required to repay all of the relevant debt immediately, even in the absence of a payment default. The occurrence of these events would have an adverse impact on our financial condition and results of operations and such impact could be material.

The borrowers and certain other loan parties under the debt facilities we use to finance the purchase and renovation of homes are special purpose entity (“SPE”) subsidiaries of Offerpad. While our SPEs’ lenders’ recourse in most situations following an event of default is only to the applicable SPE or its assets, we have provided limited non-recourse carve out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under our control. To the extent a guaranty obligation is triggered, we may become obligated to pay all or a portion of the amounts owed by our SPEs and other subsidiaries to their respective lenders.

Our debt facilities contain cross defaults and similar provisions that could cause us to be in default under multiple debt facilities or otherwise lose access to financing for new homes and excess proceeds from sales of homes in the event we default under a single facility.

If an event of default or similar event occurs under one of our senior or mezzanine secured credit facilities, this may trigger an event of default under another senior or mezzanine secured credit facility or result in us losing access to financing through our senior and mezzanine secured credit facilities or to excess proceeds from sales of homes that would otherwise be available to us. In addition, our senior and mezzanine secured credit facilities currently contain cross defaults to certain other indebtedness. Following consummation of the Business Combination, it is possible that our debt facilities could include similar cross defaults to indebtedness of Offerpad Solutions. The foregoing considerations significantly increase the likelihood that a default or similar event under one or more of our debt facilities would result in adverse consequences for our other debt facilities.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Borrowings under certain of our senior secured facilities bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase and our earnings and cash flows will correspondingly decrease. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. Assuming no change in the outstanding borrowings on our senior secured facilities, we estimate that a one percentage point increase in LIBOR would have increased our annual interest expense by approximately $1.5 million for the year ended December 31, 2020 and $6.1 million for the nine months ended September 30, 2021.

In connection with our variable debt, we may seek to obtain interest rate protection in the form of swap agreements, interest rate cap contracts or similar derivatives or instruments to hedge against the possible negative effects of interest rate increases. There is no assurance that we will be able to obtain any such interest rate hedging arrangements on attractive terms or at all. Even if we are successful in obtaining interest rate hedges, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder.

We could be subject to additional tax liabilities and our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and IRS or other tax authorities may challenge the positions that we take.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 64

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $200.5 million. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Code, our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws.

We will need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of homes, develop new products or services or further improve existing products and services (including mortgage lending), enhance our operating infrastructure and acquire complementary businesses and technologies. During past economic and housing downturns and more recently at the onset of COVID-19, credit markets constricted and reduced sources of liquidity.

If cash on hand and cash generated from operations are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and engage in equity or debt financings to secure funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Our ability to obtain financing will depend, among other things, on our product development efforts, business plans, operating performance and condition of the capital markets and housing markets at the time we seek financing. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

If new financing sources are required, but are insufficient or unavailable, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

We may use derivatives and other instruments to reduce our exposure to interest fluctuations and those derivatives and other instruments may not prove to be effective.

We may use derivatives or other instruments to reduce our exposure to adverse changes in interest rates. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring. Due to interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. If we engage in derivative transactions, we will be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. Our hedging activity, if any, may fail to provide adequate coverage for interest rate exposure due to market volatility, hedging instruments that do not directly correlate with the interest rate risk exposure being hedged or counterparty defaults on obligations.

When the London Inter-Bank Offered Rate (“LIBOR”) is discontinued, interest payments under our senior secured credit facilities may be calculated using another reference rate.

In July 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In response, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has proposed replacing U.S. dollar LIBOR with the Secured Overnight Financing

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 65

Rate (“SOFR”), which is a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. The market transition away from LIBOR towards SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. LIBOR is used as a benchmark rate for our senior secured credit facilities. Some of these agreements do not contain fulsome fallback language for circumstances in which LIBOR ceases to be published. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, uncertainty under our financing facilities, or difficult and costly processes to amend our financing agreements. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and we are uncertain what impact a transition away from LIBOR may have on our business, financial results, and operations.

Failures at financial institutions at which we deposit funds could adversely affect us.

We deposit substantial funds in various financial institutions in excess of insured deposit limits. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds in excess of federal deposit insurance. Under these circumstances, our losses could have a material adverse effect on our results of operations or financial condition.

Risks Related to Our Capital Structure and Ownership of Our Class A Common Stock and Warrants

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. In the event securities or industry analysts initiated coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

A substantial number of shares of our Class A common stock are subject to a lock-up restriction that will expire on February 28, 2022, subject to certain price-based releases.

However, following the expiration of the applicable lock-up period, such equityholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Class A common stock, and the market price of our Class A common stock could decline if the holders of currently restricted shares or other stockholders sell their shares or are perceived by the market as intending to sell them.

The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or employees to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our bylaws or certificate of incorporation (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 66

and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have policies that restrict or prohibit the inclusion of companies with multiple-class share structures in certain of their indices, including the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure will make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is possible that these policies may depress the valuations of publicly traded companies that are excluded from the indices compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

Our founder and Chief Executive Officer controls a significant percentage of our voting power and will be able to exert significant control over the direction of our business.

Brian Bair, our founder and Chief Executive Officer, holds shares of our Class B common stock that entitle him and his permitted transferees to 10 votes per share of Class B common stock until the Sunset Date, which is defined as earlier of: (a) the date that is nine months following the date on which Mr. Bair (x) is no longer providing services, whether upon death, resignation, removal or otherwise, to us as a member of our senior leadership team, officer or director and (y) has not provided any such services for the duration of such nine-month period; and (b) the date as of which Mr. Bair and his permitted transferees, in the aggregate, more than 75% of the shares of our Class B common stock that were outstanding as of the closing of the Business Combination. As of September 30, 2021, Mr. Bair beneficially owned approximately 40.3% of the voting power of our company despite beneficially owning only 7.3% of our Class A common stock. Accordingly, for so long as Mr. Bair continues to control a significant percentage of the voting power of our company, he will be able to significantly influence the composition of our board and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 67

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and therefore depress the trading price. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the incumbent members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions that:

•
authorize Class B common stock that entitle Brian Bair, our Chief Executive Officer and founder, to 10 votes per share of such stock until the Sunset Date;
•
provide for a classified board of directors with staggered, three-year terms;
•
permit our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
following the Sunset Date, require that any action of our stockholders be effected only at a meeting of stockholders and not by written consent;
•
following the Sunset Date, provide that a director may be removed from office only for cause;
•
following the Sunset Date, provide that vacancies on our board of directors can be filled only by the vote of directors then in office;
•
prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
limit the liability of, and provide for the indemnification of, our directors and officers;
•
permit our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•
require a supermajority vote of stockholders to amend certain provisions of our certificate of incorporation and, following the Sunset Date, a supermajority vote of stockholders in order to amend the bylaws;
•
limit our ability to engage in business combinations with certain interested stockholders without certain approvals; and
•
mandate advance notice procedures with which stockholders must comply in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company until up to December 31, 2025, although circumstances could cause us to lose that status earlier, including if we record more than $1.07 billion in revenues for a fiscal year or if the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 68

result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

Exercise of outstanding warrants for our Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2021, we had 21,783,304 outstanding warrants to purchase shares of our Class A common stock, which became exercisable beginning on October 23, 2021. The exercise price of these warrants is $11.50 per share, subject to adjustment as contemplated by the terms of our warrant agreement. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “— There is no guarantee that the public warrants will ever be in the money, and they may expire worthless.”

There is no guarantee that the public warrants will ever be in the money, and they may expire worthless.

The exercise price for the warrants is $11.50 per share of Class A common stock, subject to adjustment. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Registration of the offer and issuance of shares of our Class A common stock may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We cannot assure you that we will be able to maintain an effective registration statement covering the offer and issuance of shares of our Class A common stock underlying our warrants. If the issuance of shares upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 69

General Risks Related to Offerpad

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

We will incur significant legal, accounting and other expenses that we did not incur as a private company. Our management and other personnel, many of whom have limited experience managing a public company, will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Our management has limited experience in operating a public company.

Certain of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of our management’s time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods.

Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance may not cover all of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future; on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.

Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Our management will be required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Subject to limited exceptions, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to evaluate and determine the effectiveness of our internal control over financial reporting, and our auditor will be required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 70

financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our auditor is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our Class A common stock to decline. In addition, we could become subject to investigations by the applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in or acquire other companies, products or technologies. We may not realize benefits from any acquisition that we may make in the future. If we fail to integrate successfully such acquisitions, or the businesses and technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired business or technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness in connection with an acquisition would result in increased fixed obligations and could also include covenants or other restrictions that may impede our ability to manage our operations.

We are and will continue to be dependent on key personnel, and our failure to attract and retain other highly qualified personnel could harm our business.

Our success depends upon the continued service of our senior management team and successful transitions when management team members pursue other opportunities. In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across all of our product and service lines. Furthermore, much of our key technology and processes are custom-made for our business by our personnel. The loss of key personnel, including key members of management, as well as our engineering, product development, home operations, marketing, sales and support, finance and legal personnel could materially and adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees in a cost-effective manner, our business could be harmed.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 71

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our incentive plan or employee stock purchase plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank could have the following effects:

•
your proportionate ownership interest in our company will decrease;
•
the relative voting strength of each previously outstanding share of our common stock may be diminished; or
•
the market price of our shares may decline.

A market for our securities may not develop or continue, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

In the absence of a liquid public trading market:

•
you may not be able to liquidate your investment in our securities;
•
you may not be able to resell your securities at or above the price at which you acquired them;
•
the market price of shares of our securities may experience significant price volatility; and
•
there may be less efficiency in carrying out your purchase and sale orders.

Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The market price of our securities may be volatile.

The trading price of our securities may fluctuate substantially and may be lower than the price at which you purchase such securities. This may be especially true for companies like ours with a small public float. If an active market for our securities develops and continues, the trading price of our securities may be volatile and subject to wide fluctuations. The trading price of our Class A common stock will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
speculation in the press or investment community;
•
actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•
the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to ours;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of our Class A common stock available for public sale;
•
any major change in our board of directors or management;

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 72

•
sales of substantial amounts of our Class A common stock by our directors, officers or significant stockholders or the perception that such sales could occur;
•
general economic and political conditions such as recessions, interest rates, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•
other risk factors listed under “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to our could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to a variety of factors, some of which are beyond our control, resulting in a decline in our stock price.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, then the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business and operations, our market, or our competitors. If any of the analysts who cover us adversely change their recommendation regarding our securities, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock and warrants would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 73

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2021.

Use of Proceeds

On October 23, 2020, Supernova consummated its initial public offering of 40,250,000 units, including 5,250,000 over-allotment units. The units sold were sold at an offering price of $10.00 per unit, generating total gross proceeds of $402.5 million. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249053). The Securities and Exchange Commission declared the registration statement effective on October 20, 2020.

We paid a total of $14.1 million in underwriting discounts and commissions and $22.8 million for other offering costs related to the initial public offering.

Of the gross proceeds received from Supernova’s initial public offering, the full exercise of the over-allotment option and the sale of private placement warrants in connection with the initial public offering, $402.5 million was placed in a trust account.

After deducting payments to existing shareholders of $368.5 million in connection with their exercise of redemption rights, the remaining balance immediately prior to the Closing of approximately $34.0 million remained in the trust account. The remaining amount in the trust account was used to fund the Business Combination.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 74

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of March 17, 2021, by and among the Registrant, Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc.					*
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
4.1	Warrant Agreement, dated as of October 20, 2020, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-255079	4.1	8/9/21
4.2	Specimen Class A Common Stock Certificate of Offerpad Solutions Inc.	S-4	333-255079	4.2	8/9/21
4.3	Specimen Warrant Certificate	S-4	333-255079	4.4	8/9/21
10.1	Form of Indemnity Agreement	S-4	333-255079	10.24	8/9/21
10.2	Amended and Restated Registration Rights Agreement, dated September 1, 2021.	8-K/A	001-39641	10.7	9/7/21
10.3	Offerpad Solutions 2021 Incentive Award Plan	8-K/A	001-39641	10.10	9/7/21
10.4	Offerpad Solutions 2021 Employee Stock Purchase Plan	8-K/A	001-39641	10.11	9/7/21
10.5	Offerpad Solutions Inc. Non-Employee Director Compensation Program	8-K/A	001-39641	10.22	9/7/21
10.6

Amendment No. 1 to the Second Amended and Restated Master Loan and Security Agreement, dated as of July 16, 2021, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.

		S-4	333-255079	10.31(a)	8/9/21
10.7

Amendment No. 2 to the Second Amended and Restated Master Loan and Security Agreement, dated as of October 22, 2021, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.

						*
10.8	Amendment No. 1, dated August 12, 2021, to the Credit Agreement dated as of June 30, 2021, by and between OfferPad, Inc. and First American Title Insurance Company.	8-K/A	001-39641	10.24(a)	9/7/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: November 10, 2021	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Third Quarter 2021 Form 10-Q | 76