Form 10-K
period 2021-12-31
Offerpad Solutions Inc.
filed 2022-03-07
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-39641

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Supernova Partners Acquisition Company, Inc. (“Supernova”), our predecessor, on June 30, 2021, based on the closing price of $9.93 for shares of Supernova’s Class A ordinary shares, was approximately $399.7 million.

As of February 25, 2022, there were 224,297,545 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OFFERPAD SOLUTIONS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Offerpad Solutions Inc. | 2021 Form 10-K | 3

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express Offerpad Solutions Inc.’s (the “Company,” “Offerpad,” “we,” “us,” or “our”) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which Offerpad operates.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

Offerpad Solutions Inc. | 2021 Form 10-K | 4

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

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

Offerpad Solutions Inc. | 2021 Form 10-K | 5

PART I

Item 1. Business.

Our Mission

Offerpad’s mission is to provide your best way to buy and sell a home. Period. We are a pioneer in using technology-enabled solutions across our digital platform to remake the home selling and buying experience. We aspire to be the leading on-demand real estate solutions provider that offers customers the convenience, control and certainty to solve their housing needs.

Who We Are

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

Prior to the launch of Offerpad, our team had collectively spent many years buying, selling, renting, and renovating tens of thousands of homes. We created the Solutions Center because we learned through experience all the challenges people face when selling and buying a home the traditional way. Sellers are often overwhelmed by the stress of selling – making repairs, determining an appropriate listing price for their home, preparing and then vacating their home for showings, negotiating a deal, finding movers and waiting for a closing date. This process is stressful, expensive, time consuming, antiquated and inconsistent with modern consumer expectations. Buyers also experience significant friction for one of the most important purchase decisions in their lives – they often cannot access and tour homes on their own schedule, are dependent on intermediaries and have to endure lengthy offer submission and closing processes.

Since our founding in 2015 through December 31, 2021, we have transacted on homes representing approximately $5.4 billion of aggregate revenue. We believe that this revenue generation is a testament to how the simplicity and ease of iBuying and digital home sales resonates with our customers. We combine an innovative end-to-end technology platform with the expertise of local market teams to efficiently scale our operations while maintaining a physical presence in our markets that enables us to establish and maintain better relationships with our customers. This allows us to provide a fast and simple real estate experience that our customers value. For example, during the year ended December 31, 2021, we achieved a net promoter score of 74 and 93% Customer Satisfaction Rating based on a survey of over 3,600 customers who sold their home to Offerpad.

As of December 31, 2021, Offerpad operated in nearly 1,500 cities and towns across 21 metropolitan markets in the United States. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

We are continuously focused on providing a differentiated approach to our customers through various selling, buying and ancillary services in our Solutions Center.

Offerpad Solutions Inc. | 2021 Form 10-K | 6

Offerpad selling services

We offer two distinct selling services to our customers. Through Offerpad “Express”, customers complete a few simple steps and receive a competitive cash offer on their home within 24 hours. Customers choosing an Offerpad cash offer avoid the disruption of showing their homes, select their own closing date with the benefit of extended stay in case their new home is not ready, and enjoy complimentary free local moving. If the customer is represented by a third-party agent, we work directly with such agent in addition to paying the agent’s fee. Through Offerpad “Flex”, our customers essentially dual track a sale by utilizing both our personalized listing services while also having our initial cash offer as a backup option, typically for up to 60 days. Customers opting to list with us enjoy the benefits of complimentary list-ready home services, home improvement advances, customized marketing, and dedicated support from our Offerpad Solutions Experts, while listing with confidence knowing they can pivot to our competitive cash offer. When a customer chooses to list their home with Offerpad “Flex,” our Solutions Experts represent the customer throughout the process. The customer will either sell their home directly to a buyer or we will purchase the home under our initial cash offer. If a customer sells a home directly to a buyer using “Flex,” we earn a service fee, typically as a percent of the sales price of the home. Our “Flex” offering generates higher margins than our “Express” offering but accounted for less than 1% of our total revenue in both 2020 and 2021, although we intend to drive greater roll-out of the “Flex” offering across our platform.

Offerpad buying services

We are also committed to removing the stress and inconvenience associated with purchasing a home. In connection with our “Flex” offering and through our Solutions Center, prospective buyers have access to our Offerpad Solutions Experts, in-house agents who can advise on the purchase of their home, and our ability to provide access to mortgage solutions through one of our preferred providers streamlines the home loan process for our customers. Buyers are able to visit homes on their own time and utilize digital tools to complete the inspection and closing process. Our customers benefit from a home buying process designed around them, enjoying exclusive buyer benefits including early access to Offerpad homes, savings when bundling multiple Offerpad services, local experts to guide the purchasing process, a dedicated solutions coordinator, and flexibility around their move-in date.

Ancillary services

We also offer seamless access to ancillary services through our preferred providers, which currently includes title and escrow services, mortgage solutions to make it easy for buyers to finance their next home, and complimentary free local moving for sellers. The frictionless experience our customers encounter when buying and selling their homes drives customer interest in ancillary services, which provides significant further opportunities for bundling services and enhances our ability to capture additional market share.

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

We intend to provide additional value-added services in the future, including in-house mortgage solutions that we have historically offered through Offerpad Home Loans, our online based mortgage lender. Currently, we provide access to mortgage solutions through a brokerage model working with third-party lending partners. Our primary goal is to be able to offer multiple services tied to the core real estate transaction, which may in the future include stand-alone remodel services, energy efficiency solutions, smart home technology, insurance, moving services and home warranty services, all with the goal of becoming a singular solution for real estate transactions. Generally, the revenue and margin profiles of our ancillary products and services are different from our “Express” offering that accounts for the vast majority of our revenues, with most

Offerpad Solutions Inc. | 2021 Form 10-K | 7

ancillary products and services having a smaller average revenue per transaction than our “Express” offering, but a higher margin.

Our ancillary products and services represented less than 1% of our total revenue in both 2020 and 2021.

Our Market Opportunity

In 2020, $1.9 trillion in value of homes were sold in the U.S. with approximately 6.5 million homes sold for an average home value of approximately $300,000. Despite the large market size, greater than 95% of U.S. residential real estate transactions are conducted offline. As digital transactions are transforming every industry, consumers turn to technology for new and improved experiences in their daily lives. Interactions in industries such as commerce, restaurants, healthcare, automotive, and insurance have been drastically altered by digital experiences that offer new levels of convenience, efficiency, and reliability. We believe that the real estate industry is primed for a similar digital transformation as buyers and sellers of homes desire the same type of digital experience they are accustomed to from other industries. Further, we believe that the vast number of real estate brokerages, combined with the fragmentation of market share, contributes to an inconsistent experience for home buyers and sellers, offering opportunities for consolidation and integration. As of 2020, there were 1.6 million licensed real estate agents and more than 100,000 U.S. real estate brokerages, with a single brokerage rarely holding more than 10% in a given market. Today, we typically purchase homes with a price of up to $750,000, which represents a potential addressable market opportunity of approximately $1 trillion.

Separately, through a variety of ancillary service opportunities we believe we will be able to further expand our total addressable market. Vertical integration and product innovation will provide future potential opportunities including expansion of our mortgage and title solutions, as well as entry into other transaction services such as home warranty, homeowners insurance, or remodeling services.

Our Competitive Strengths

We believe the following strengths will allow us to maintain and extend our position as a leading technology-enabled real estate solutions platform.

Proprietary technology platform

The success of our business is built on the combination of our data collection capabilities, proprietary technology, and team of real estate experts. We utilize machine learning and artificial intelligence throughout our process—from initial consumer target marketing, to the offer request, to the offer delivery, to owning the asset to ultimately selling it. Our in-house proprietary data analytics technology continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop along the process and enabling us to adjust to the latest market conditions and operate a highly intelligent and automated workflow.

We collect hundreds of data points per home from an array of sources including public records, real estate brokerage transaction histories, private third-party data, and internally developed proprietary data sources. Our proprietary automated valuation and renovation-modeling engine “Offercomp” uses this information to automatically value more than 100,000 properties each year and generate our cash offers based on these data points. Our real estate experts work in tandem with and enhance our technology by providing a final review of the offer. Our proprietary and purpose-built “Helix Go” technology streamlines the renovation process for a purchased home by automating logistics and workflows. Our “Instant access” feature enables buyers to enter our homes with the push of a button on their mobile device. This combination of technology, automation and machine learning paired with real estate expertise is the reason for our exceptional accuracy to date in underwriting to actual sales prices and our consistent unit-level economic performance.

Operational expertise

We know how to efficiently manage the logistical challenge of buying, renovating and selling thousands of homes across 21 differentiated markets. Since inception to December 31, 2021, we have bought and sold in aggregate approximately 47,000 homes and have completed approximately 20,000 home renovations. We optimize our workforce through a mix of internal employees and external contractors and have local project managers that manage the renovation in its entirety. We maintain market-by-market standards to ensure quality, cost, and time efficiency, deploying our own field automation software to enable accurate progress reporting as well as labor and material tracking.

Offerpad Solutions Inc. | 2021 Form 10-K | 8

Scalable platform, with proven economics and capital efficiency

We have a leading, scalable and low-cost transaction platform. We have created a pioneering iBuying company and leading on-demand real estate marketplace. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets.

Maximizing inventory turnover and increasing returns on capital

In order to effectively mitigate risk and maximize efficiency of the business, we generally turn inventory quickly while maintaining our underwritten to actual sales price accuracy. We strive to minimize the number of homes we own for a long period of time, as the holding period of the home is typically a key factor of unit level performance because increased holding costs result in a direct decrease in contribution margin. In 2021, the average holding period from acquisition of the home until the sale improved to 76 days, compared to 95 days in 2020 and 138 days in 2016. This improvement was primarily the result of our increased scale and improved workflow optimization, combined with favorable housing market conditions across our markets during 2021. Fewer days to sale helps to mitigate pricing risk and increase inventory turns and therefore returns on capital. However, we routinely make strategic decisions or offer services that are designed to generate improved returns even if resulting in an increase in average holding period.

Customer satisfaction

Our Solutions Center was designed with the commitment to providing the best possible real estate experience. The flexibility of our offerings has enabled us to build a strong, well-respected brand in the eyes of our customers.

Proven management team with extensive digital, real-estate and finance experience

Our founder and management team have decades of experience in transactional real estate operations and property valuation, digital marketplaces, business intelligence and analytics and finance. We believe our operating success is a result of combining our detailed market-to-market real estate expertise with strong technology and data analytics experience and a keen awareness of the evolving digital demands of our customers. Our broad-based team has been able to leverage their experience at technology companies like Amazon, Doordash, GoDaddy, Intel and Zappos, real estate companies like AV Homes, Progress Residential and Taylor Morrison, and financial institutions such as Citi and Morgan Stanley.

Our Growth Strategies

We believe we have significant untapped growth potential and intend to achieve our goals through the following strategies:

Grow share in existing markets

We plan to expand our share in our existing markets. As of December 31, 2021, we offer our services in 21 markets in the United States. Our 21 existing markets tend to share median price points of less than $550,000 and are among the top 100 metropolitan statistical areas (MSAs) in terms of annual residential real estate transactions. In 2021 and 2020, the median prices of the homes we sold were approximately $300,000 and $236,000, respectively. We intend to further increase our market penetration in these markets through additional brand marketing, improving customer awareness of our offerings and expanding the price points for home acquisition targets up to $1,000,000, which we anticipate will increase our market share. Additionally we intend to continue to evaluate adding to our catalogue of offerings in order to better support our customers and capture additional share.

Expand into new markets

Since our founding, we have been strategic in our approach to growing our market footprint. We focus on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Looking forward, we are applying rigorous criteria to identify which additional MSAs we plan to expand into in the future, with a target total market count of 29 by the end of 2022. As part of our planned expansion, we have given strategic consideration to which markets we would plan to open first and what the resource requirements for establishing a presence in those markets would be. We assess each MSA on several factors including historical housing transactions, employment and population growth, median home sales price, housing supply and demand characteristics, seasonality, market risk rating, and competitor presence. We believe geographic proximity to our existing markets will allow us to leverage our in place physical presence and applicable local expertise, though we intend to also evaluate MSAs without geographic proximity to our existing markets. While we intend to be flexible in assessing market entry points, we will generally look to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of new homebuilders. We believe the scale and versatility of our platform will allow us to continue to expand into new

Offerpad Solutions Inc. | 2021 Form 10-K | 9

markets, with our barriers to entry primarily being access to adequate capital needed to expand our operations and the tendency of consumers in a given market to adopt our digital real estate offerings.

Increase advertising and drive brand awareness

Even though historically our ability to invest in advertising has been limited due to our focus on capital efficiency we have a proven history of effective local advertising to drive inbound seller inquiries as well as local and national distribution of our active listings for resale. Going forward we intend to focus on increasing our local advertising efforts through a variety of channels as well as establish a broader national advertising presence to grow brand awareness and brand affinity.

Grow Offerpad Flex Offering

While our Flex offering has already enabled many customers to conveniently list with us with the confidence that they can take advantage of an Offerpad competitive cash offer typically for up to 60 days, we plan to further increase awareness of this service through more product centric marketing. Our goal is to expand the number of our customers selecting this service in both our existing and our future markets, enabling us to capture more customers that want the best of both iBuying and traditional real estate.

Add ancillary services

Our product expansion strategy focuses on capitalizing on ancillary service opportunities beyond our current mortgage and title service offerings in order to offer multiple services tied to the core real estate transaction, allowing our customers to bundle and save. In the mid-term, we anticipate offering additional transaction services, including home warranty and insurance, as well as an entry into home personalization through stand-alone remodel services. Finally, in the long-term, we intend to seek to provide a personal, efficient, and hassle-free full home ownership partnership with offerings such as energy efficiency and smart home capabilities.

Marketing

Our sales and marketing efforts utilize a multichannel approach, including paid advertising, earned media and partnerships, with a focus on efficiency and low-cost growth. As our market footprint has expanded, we have optimized our marketing strategy with advanced audience segmentation methodologies, improved targeting, and attribution modeling. Going forward we will focus on increasing our local advertising efforts through a variety of channels as well as establishing a broader national advertising presence to grow brand awareness and brand affinity. Additionally, we plan to start leveraging broad reach channels that allow us to responsibly scale brand awareness.

Our Competition

The U.S. residential real estate market is highly fragmented and non-integrated. As of 2020, there are over 100,000 U.S. real estate brokerages in the United States, with a single brokerage rarely holding more than 10% share in any market. Additionally, we believe greater than 95% of U.S. real estate sales are still being conducted through traditional analog methods, with only a small portion of the real estate market having transitioned to the technology driven, digital method that we offer. We compete with other iBuyers and online real estate platforms, as well as institutional purchasers of residential real estate; however, we primarily compete with local real estate brokerages and the traditional way of conducting home sales.

We believe that companies in our industry compete primarily on the basis of customer experience, available offerings, and price. Although we face competition through both traditional and non-traditional forms of buying and selling residential real estate, we believe our technology-enabled solutions combined with our extensive real estate expertise allows us to provide a complete solution and positive experience to one of life’s most significant transactions.

Human Capital Resources

Overview

We believe that we have a talented, motivated and dedicated team, and are committed to supporting the development of all of our team members. As of December 31, 2021, we employed approximately 1,000 people, nearly all on a full-time basis. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees. We also engage numerous consultants and contractors to supplement our permanent workforce, primarily to assist with renovating our homes.

Offerpad Solutions Inc. | 2021 Form 10-K | 10

Our Culture and Core Values

Maintaining a strong company culture is critical to our team and is supported through various employee engagement activities. Our culture and passion for what we are building is reflected in the following core values:

•
Homes not houses. A house is property, but a home is uniquely personal – a place full of emotion and memories. We help people move freely so they can live their best lives, wherever “home” happens to be.
•
Freedom first. Providing home buyers and sellers freedom is our passion. No one should ever feel stuck. We provide convenience, control, and certainty in all we do.
•
Every day matters. We operate with urgency in pursuit of delivering the best customer experience in the industry. There’s no room for hesitation – we count the days with the goal to use less.
•
Results rule. We get things done. We celebrate doers. When we see a problem, we solve it.
•
Embrace our roots. We know homes. We understand the people in those homes at a “living room” level. We leverage our past to provide your best way to buy and sell a home.

Workplace Practices and Policies

We are committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. We are an equal opportunity employer committed to inclusion and diversity.

Diversity, Equity, Inclusion and Belonging

We believe that each employee’s uniqueness and individuality strengthen our collective whole. By seeking out diverse perspectives and valuing individual input, we create a sense of belonging.

In fostering a diverse, equitable and inclusive environment, we are committed to hiring inclusively, providing training and development opportunities, and ensuring equitable pay for employees, and are continuing to focus on increasing diverse representation at every level of the Company.

Compensation and Employee Benefits

To attract and retain top talent, we offer our employees a broad range of company-paid benefits and highly competitive compensation packages. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, various wellness programs and tuition reimbursement, along with other optional benefits designed to meet individual employee needs.

Health and Safety

We are committed to supporting our employees’ well-being and safety while they are at work and in their personal lives. We took a wide variety of measures to protect the health and well-being of our employees, suppliers, customers and third-party contractors and consultants during the COVID-19 pandemic. We made substantial modifications to employee travel policies and implemented office closures so non-essential employees could work remotely. We have also provided information resources, testing, face masks and personal protective equipment supplies for field employees and customers.

Training and Talent Development

To support our strong company culture, we offer a wide range of training and development opportunities, including new employee orientation through our Offerpad University training sessions, which cover a range of topics including company values and culture, and other training programs that support employee growth and development.

Intellectual Property

We rely on a variety of federal, state and common law rights to protect our intellectual property. We also rely on a combination of trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights.

As of December 31, 2021, we have 11 total IP registrations and pending applications including: four registered U.S. trademarks, two foreign registered trademarks, three pending U.S. trademark applications and two U.S. issued copyright registrations. Our trademarks registrations and applications include “Offerpad” and the Offerpad logo.

We are the registered holder of a variety of domain name registrations, including “offerpad.com”.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain of our employees, consultants, contractors and business partners. Certain of our employees and contractors are also subject to invention assignment agreements. We further restrict the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.

Offerpad Solutions Inc. | 2021 Form 10-K | 11

Government Regulation

We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws.

In particular, the advertising, sale, and financing of homes is highly regulated by states in which we do business, as well as the U.S. federal government. Regulatory bodies include the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and various state licensing authorities, various state consumer protection agencies, and various state financial regulatory agencies. We are subject to compliance audits of our operations by many of these authorities. For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Our Business and Industry”.

Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we buy and sell homes, provide real estate brokerage services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States, such as the California Consumer Privacy Act. These laws, and other similar privacy laws and regulations, are generally intended to protect the privacy and security of personal information, including customer Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. For a more detailed discussion of the risks we face in connection with privacy regulations, see “Risk Factors—Risks Related to Our Intellectual Property and Technology—We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.”

In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by HUD, and the states and municipalities in which we transact. For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CFPB (for mortgages) and/or state licensing authorities. As of December 31, 2021, Offerpad Brokerage, LLC, Offerpad Brokerage “FL”, LLC, and Offerpad Brokerage CA, Inc. hold real estate brokerage licenses in certain of our markets and certain other states.

We plan to continue providing mortgage services in the future which we will originate in-house through a traditional brokerage model. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

Offerpad Solutions Inc. | 2021 Form 10-K | 12

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

Corporate History and Background

Supernova Partners Acquisition Company, Inc. (“Supernova”) was incorporated in Delaware on August 31, 2020 and was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We entered into a merger agreement (the “Merger Agreement”) with Supernova on March 17, 2021. On September 1, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Merger Agreement, by and among OfferPad, Inc. (“Old Offerpad”), Supernova, and Orchids Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to these transactions, Merger Sub merged with and into Old Offerpad, with Old Offerpad becoming a wholly owned subsidiary of Supernova (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Supernova changed its name to Offerpad Solutions Inc.

We accounted for the Business Combination as a reverse recapitalization whereby Old Offerpad was determined as the accounting acquirer and Supernova as the accounting acquiree. While Supernova was the legal acquirer in the Business Combination, because Old Offerpad was determined as the accounting acquirer, the historical financial statements of Old Offerpad became the historical financial statements of the combined company, upon the consummation of the Business Combination. For further information regarding the Business Combination, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other information electronically with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at www.sec.gov. At our corporate website, www.offerpad.com, and our investor relations website, investor.offerpad.com, we make available free of charge a variety of information for investors, including copies of these reports, and any amendments to these reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Investing in our securities involves risks and uncertainties. Before you make a decision to buy our securities, you should carefully consider the specific risks described below. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with other information set forth in this Annual Report, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 13

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
increases in household debt levels;
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

Offerpad Solutions Inc. | 2021 Form 10-K | 14

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

Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our ability to acquire new homes and generate associated fees and our ability to sell homes that we own. The COVID-19 pandemic has significantly and adversely affected, and may continue to significantly and adversely affect, residential real estate transaction volume. For example, beginning in late March 2020, governmental authorities put in place limitations on in-person activities related to the sale of residential real estate in the markets in which we operate, although these limitations became less stringent in the second quarter of 2020. As a result, we decreased acquisitions of home inventory and decreased the volume of home inventory on our platform. We sold 4,281 homes in the year ended December 31, 2020, compared to 4,680 homes in the year ended December 31, 2019, representing a decrease of 9%, and decreased our inventory from $343.6 million as of December 31, 2019 to $171.4 million as of December 31, 2020. Our inventory as of December 31, 2021 was $1,132.6 million. We cannot assure you of the long-term impact governmental measures may have on the growth of our business.

We believe that COVID-19’s impact on our transaction volume depends in part on the impact of current and potential limitations imposed by governmental authorities on processes and procedures attendant to residential real estate transactions, such as home inspections and appraisals and in-person showings and county recordings, as well as COVID-19’s overall impacts on the U.S. economy. We believe that consumer spending on real estate transactions may be adversely affected by a number of macroeconomic factors related to COVID-19, including but not limited to:

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
•
successfully turnover inventory in an efficient manner;
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

We generated net income during the year ended December 31, 2021. However, we have had a history of losses since our inception through December 31, 2020. We incurred net losses of $23.1 million and $52.0 million for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $132.1 million and $138.5 million as of December 31, 2021

Offerpad Solutions Inc. | 2021 Form 10-K | 15

and 2020, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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

Offerpad Solutions Inc. | 2021 Form 10-K | 16

Prospective sellers and buyers of homes may choose not to transact online, which could harm our growth prospects.

Our success depends on our ability to attract customers who have historically purchased homes through more traditional channels. The online market for homes is significantly less developed than the online market for other goods and services in industries such as commerce, healthcare, insurance, books, music, travel and other consumer products and accounts for less than 5% of total annual U.S. residential real estate transactions. If this market does not gain widespread acceptance, our business will suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract consumers to our platform and convert them into sellers or buyers. If the online market for residential real estate does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations would be materially and adversely affected.

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

Additionally, the time between an offer to purchase a home and the closing of such transaction can vary from weeks to several months, depending on the needs of our customers. In the interim period, there can be adverse impacts on the value or liquidity profile of the home. We may not be able to or wish to renegotiate or cancel a contract because doing so would negatively impact customer satisfaction and our brand, and potentially subject us to loss of our earnest money deposit or litigation. In the event the value of such homes declines significantly, we could experience losses, which in the aggregate could be detrimental to our business and results of operations.

Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations. Holding homes in inventory exposes us to risks, such as increased holding costs and the risks of declining real estate valuations.

Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our liquidity, sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing homes inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep expenses, insurance expenses, property tax expenses, homeowners’ association fees, utility fees and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value, in addition to risks related to declining real estate valuations. If we have excess inventory or our average days to sale increases, our liquidity and the results of our operations may be adversely affected because we may be unable to sell such inventory at prices that allow us to meet margin targets or to recover our costs.

Our business is concentrated in certain geographic markets, and local or regional conditions, including economic downturns, severe weather, catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

While our business is spread across 21 metropolitan markets in the United States as of December 31, 2021, a substantial amount of our revenue is generated in certain geographic markets. For the years ended December 31, 2021 and 2020, approximately 62% and 66% of our revenue, respectively, was generated from our top five markets by revenue during 2021, which consisted of Atlanta, Charlotte, Orlando, Phoenix and Tampa. As a result of this concentration, local and regional conditions in these markets – including those arising from COVID-19’s impacts – may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

Offerpad Solutions Inc. | 2021 Form 10-K | 17

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

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and plan to expand our markets significantly in the future. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and our new service offerings, and expansion of our Flex platform may not result in the customer conversion or profitability that we expect. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and expand into additional markets are subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

Housing markets and housing stock in different areas can vary widely and certain markets may be more adaptable to our current business model than others. As we continue to expand, we may launch our products or services in markets that prove to be more challenging for our business model. As we expand from markets with a relatively new and homogeneous housing stock to markets with older and more diverse housing stock, we will have to adapt our business and operations to local conditions. The valuation technologies and systems that we currently use may not be as effective at accurately valuing homes in markets with older and more diverse housing stock. In addition, homes that we purchase in markets with relatively older housing stock may require more capital expenditures on improvements and repairs. We may also expand into markets with higher average home prices and fewer available homes within our target price range. If we are unable to adapt to these new markets and scale effectively, our business and results of operations may be adversely affected.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 18

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

Offerpad Solutions Inc. | 2021 Form 10-K | 19

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

Our ongoing ability to acquire homes is critical to our business model. A lack of available or desirable homes that meet our purchase criteria may affect our ability to scale. Reductions in our acquisitions of homes may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification and our results of operations. In response to the COVID-19 pandemic and the consequent health risks, we ceased purchasing additional homes in March and April 2020 to safeguard the health and safety of our customers and employees. We continued to sell down inventory throughout 2020, leading to inventory of $171.4 million as of December 31, 2020 compared to inventory of $1,132.6 million and $343.6 million as of December 31, 2021 and 2019, respectively. As our revenues are dependent on inventory levels available for sale, we expect our near-term revenues to be impacted due to limited inventory.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 20

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

The homes in our inventory generally are not occupied during the time we own them prior to resale. When a home is listed for resale, prospective buyers or their agents typically can access our homes instantly through our technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespassers and other situations that may have adverse impacts on us or the homes, including potential adverse reputational impacts. Additionally, all of these circumstances may involve significant costs to resolve that may not be fully covered by insurance, including legal costs associated with removing unauthorized visitors and occupants and additional holding and repair costs. If these increased costs are significant across our homes inventory, both in terms of costs per home and numbers of homes impacted, this could have an adverse impact on our results of operations that is material.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 21

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as pricing risk, interest rate risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

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

Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home

Offerpad Solutions Inc. | 2021 Form 10-K | 22

Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 23

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

Offerpad Solutions Inc. | 2021 Form 10-K | 24

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

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, including another law in California where voters approved a ballot initiative from privacy rights advocates intending to augment and expand the CCPA, the California Privacy Rights Act (the “CPRA”), on November 3, 2020, which will take effect on January 1, 2023 (with a lookback to data collected,

Offerpad Solutions Inc. | 2021 Form 10-K | 25

on or after January 1, 2022). The CPRA will significantly modify the CCPA, including by creating a new state agency that will be vested with the authority to implement and enforce California’s privacy laws. Additionally, Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation. Several other states are actively considering privacy laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government action, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 26

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

Offerpad Solutions Inc. | 2021 Form 10-K | 27

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

As of December 31, 2021, we had $1,026.2 million aggregate principal amount of indebtedness outstanding, including $999.8 million of loans under asset-backed senior and mezzanine secured credit facilities. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

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

For our senior and mezzanine secured credit facilities, we typically are required to repay amounts owed with respect to a financed home upon the sale of that home. There is no assurance such sale proceeds will fully cover the amounts owed. Our senior and mezzanine secured credit facilities commonly have initial terms of 18 to 24 months or less. It may be the case that not all homes securing these arrangements will be sold on or before the maturity dates of such financing arrangements, which would mean that sale proceeds would not be available to pay the amounts due at maturity. We may also be required to repay amounts owed with respect to a financed home prior to the sale of that home and prior to maturity of the related financing facility, typically due to the home having been held in our inventory for an extended period of time or, less commonly, if other unforeseen issues with the home arise during our holding period. In these situations, we may use cash on hand to repay the amounts owed or contribute other homes as additional collateral. To the extent we do not have sufficient cash or substitute

Offerpad Solutions Inc. | 2021 Form 10-K | 28

collateral or are unable to draw on other financing facilities to make the required repayments, which could occur if a significant amount of our debt were to become due suddenly and unexpectedly, we would be in default under the related facility.

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

Borrowings under our senior secured facilities accrue interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase and our earnings and cash flows will correspondingly decrease. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. Assuming no change in the outstanding borrowings on our senior secured facilities, we estimate that a one percentage point increase in LIBOR would have increased our annual interest expense by approximately $8.3 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

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

We generated net income during the year ended December 31, 2021. However, we have incurred losses since our inception through December 31, 2020, may not be profitable in the near future, and may never achieve long-term profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until

Offerpad Solutions Inc. | 2021 Form 10-K | 29

such unused losses expire, if at all. As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $222.4 million. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Code, our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes or transactions. Similar rules may apply under state tax laws.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 30

When the London Inter-Bank Offered Rate (“LIBOR”) is discontinued, interest payments under our senior secured credit facilities may be calculated using another reference rate.

Certain of our indebtedness bears interest at variable interest rates, primarily based on the London Inter-bank Offered Rate (“LIBOR”), which is subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021 and the remaining tenors are expected to be discontinued on or after June 30, 2023. The Secured Overnight Financing Rate (“SOFR”), which is a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities, has been proposed as an alternative to LIBOR. The market transition away from LIBOR towards SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. LIBOR is used as a benchmark rate for our senior secured credit facilities. Some of these agreements do not contain fulsome fallback language for circumstances in which LIBOR ceases to be published. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, uncertainty under our financing facilities, or difficult and costly processes to amend our financing agreements. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and we are uncertain what impact a transition away from LIBOR may have on our business, financial results, and operations.

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

Certain of our equityholders were in the past subject to lock-up restrictions that have expired as of the date of this Annual Report on Form 10-K. Now that these lock-up restrictions have expired, such equityholders are not restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Class A common stock, and the market price of our Class A common stock could decline if the holders of currently restricted shares or other stockholders sell their shares or are perceived by the market as intending to sell them.

The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or employees to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or our bylaws or certificate of incorporation (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive

Offerpad Solutions Inc. | 2021 Form 10-K | 31

federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

Brian Bair, our founder and Chief Executive Officer, holds shares of our Class B common stock that entitle him and his permitted transferees to 10 votes per share of Class B common stock until the Sunset Date, which is defined as earlier of: (a) the date that is nine months following the date on which Mr. Bair (x) is no longer providing services, whether upon death, resignation, removal or otherwise, to us as a member of our senior leadership team, officer or director and (y) has not provided any such services for the duration of such nine-month period; and (b) the date as of which Mr. Bair and his permitted transferees, in the aggregate, more than 75% of the shares of our Class B common stock that were outstanding as of the closing of the Business Combination. As of February 1, 2022, Mr. Bair beneficially owned approximately 40.2% of the voting power of our company despite beneficially owning only 7.3% of our Class A common stock. Accordingly, for so long as Mr. Bair continues to control a significant percentage of the voting power of our company, he will be able to significantly influence the composition of our board and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 32

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

We are no longer an emerging growth company and, as a result, we now must comply with increased disclosure and compliance requirements which may increase our costs.

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Offerpad Solutions Inc. | 2021 Form 10-K | 33

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

As of December 31, 2021, we had 21,783,304 outstanding warrants to purchase shares of our Class A common stock, which became exercisable beginning on October 23, 2021. The exercise price of these warrants is $11.50 per share, subject to adjustment as contemplated by the terms of our warrant agreement. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

There is no guarantee that the public warrants will ever be in the money, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of Class A common stock, subject to adjustment. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

General Risks Related to Offerpad

We have incurred, and expect to continue to incur, increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives.

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel, many of whom have limited experience managing a public company, have devoted and will continue to need to devote a substantial amount of time to these compliance initiatives and we expect these rules and regulations to substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. For instance, while we have already incurred substantial expenses in obtaining director and officer liability insurance, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these

Offerpad Solutions Inc. | 2021 Form 10-K | 34

requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Subject to limited exceptions, pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to evaluate and determine the effectiveness of our internal control over financial reporting, and our auditor will be required to deliver an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 35

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

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 36

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, then the price and trading volume of our securities could decline.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 37

to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our corporate headquarters in Chandler, Arizona, along with field office facilities in most of the metropolitan markets in which we operate in the United States.

Item 3. Legal Proceedings.

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations and cash flows.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition, results of operations or cash flows for that reporting period could be adversely impacted, perhaps materially.

Item 4. Mine Safety Disclosures.

Not applicable.

Offerpad Solutions Inc. | 2021 Form 10-K | 38

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock and warrants have been traded on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively, since the closing of Business Combination on September 1, 2021. Prior to that date, there was no public trading market for our Class A common stock or warrants.

There is no established public trading market for our Class B common stock.

Holders of Record

As of February 25, 2022, there were 82 registered holders of our Class A common stock and four registered holders of our warrants.

All shares of our Class B common stock are owned by Brian Bair, the Chief Executive Officer and Founder of the Company, or entities controlled by Mr. Bair.

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

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended December 31, 2021.

Offerpad Solutions Inc. | 2021 Form 10-K | 39

Stock Performance Graph

The following graph illustrates the total return from September 1, 2021, which was the first day our Class A common stock began trading after the closing of Business Combination, through December 31, 2021, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the NASDAQ Real Estate and Other Financial Services Index. The graph assumes that $100 was invested on September 1, 2021 in each of our Class A common stock, the Russell 2000 Index, and the NASDAQ Real Estate and Other Financial Services Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Offerpad Solutions Inc. | 2021 Form 10-K | 40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K. Offerpad’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Item 1A of this Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in the prospectus that constituted part of our Registration Statement on Form S-1 (File No. 333-259790), which was filed with the SEC on September 24, 2021 and declared effective by the SEC on October 1, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless the context otherwise requires, references to “we”, “our” and “the Company” refer to the business and operations of OfferPad, Inc. and its consolidated subsidiaries prior to the Business Combination (as defined below) and to Offerpad Solutions Inc. and its consolidated subsidiaries, following the consummation of the Business Combination.

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

We have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $5.4 billion of aggregate revenue since inception in 2015 through December 31, 2021. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture, increasing our total contribution margin after interest (per home sold) from approximately $4,900 in 2019 to approximately $9,000 in 2020 and approximately $22,900 in 2021. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets. Our contribution margin after interest across markets, which was approximately 7% company-wide in 2021, is a testament to our understanding of how to grow efficiently and enter into new markets, improve unit economics and increase operating leverage.

As of December 31, 2021, Offerpad operated in nearly 1,500 cities and towns across 21 metropolitan markets in the United States.

As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

The Business Combination

On September 1, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger, dated March 17, 2021 (the “Merger Agreement”), by and among OfferPad, Inc. (“Old Offerpad”), Supernova Partners Acquisition Company, Inc., a Delaware corporation (“Supernova”), and Orchids Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to these transactions, Merger Sub merged with and into Old Offerpad, with Old Offerpad becoming a

Offerpad Solutions Inc. | 2021 Form 10-K | 41

wholly owned subsidiary of Supernova (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”).

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

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. One of the most significant changes in our reported financial position and results was an increase in cash and cash equivalents. Upon the closing of the Business Combination, Offerpad Solutions received total gross proceeds of $284.0 million, which consisted of $34.0 million from Supernova’s trust and operating accounts, $200.0 million in proceeds from the private placement (“PIPE Investment”) and $50.0 million in proceeds from the execution of the forward purchase agreements pursuant to which certain affiliates of Supernova agreed to purchase, upon the closing of the Transactions, an aggregate of 5,000,000 shares of Offerpad Solutions Class A common stock and an aggregate of 1,666,667 warrants to purchase one share of Offerpad Solutions Class A common stock, for an aggregate purchase price of $50,000,000, or $10.00 per share of Offerpad Solutions Class A common stock and one-third of one warrant to purchase one share of Offerpad Solutions Class A common stock (“Forward Purchase Agreements”). This was partially offset by transaction costs for the Business Combination of approximately $51.2 million, which principally consisted of advisory, legal and other professional fees, and $63.4 million of cumulative debt repayments, inclusive of accrued but unpaid interest, that were paid in conjunction with the closing of the Business Combination.

Additionally, in connection with the Business Combination, we recognized a $26.5 million warrant liability on our consolidated balance sheet for the fair value of the public warrants and private placement warrants that were previously issued by Supernova and assumed in the Business Combination, along with the additional private placement warrants that were issued upon the closing of the Business Combination. We adjust the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. As a result of the recurring fair value measurement, our future financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

As a result of the Business Combination, we became an SEC-registered and NYSE listed company, which has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional annual operating expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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

Despite pausing purchases in March and April 2020, we continued to actively sell our inventory through this time of disruption by ensuring we had homes with attractively renovated features that were priced right for each market. In the second half of 2020, we quickly recognized the rapid improvement in the overall home selling environment driven by increases in housing demand, low available housing supply and a continued low interest rate environment but maintained a conservative approach to acquiring inventory in light of the uncertainty associated with the COVID-19 pandemic. As of December 31, 2021 and 2020, home inventory was $1,132.6 million and $171.4 million, respectively, compared to inventory of $343.6 million as of December 31, 2019. After experiencing sequential declines in revenue in the second and third quarters of 2020, we generated sequential increases in revenue in the fourth quarter of 2020 and during each quarter in 2021, reflective of our ability to manage our inventory portfolio through the pandemic and resume purchasing effectively. Despite the challenging

Offerpad Solutions Inc. | 2021 Form 10-K | 42

circumstances in 2020, we generated $1.1 billion of revenue for the full year, a decrease of 1% from the prior year. Further, we generated revenue of $2.1 billion during the year ended December 31, 2021, representing an increase of 94.5% compared to the year ended December 31, 2020.

Our Business Model

Revenue Model

Our mission is to provide your best way to buy and sell a home. Period. Offerpad was founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. The “Express” cash offer is the flagship offering, allowing customers to sell on their own schedule and without the hassle of showings, open houses, and aligning closing dates with the purchase date of their new home. However, this is only one of several offerings within our Solutions Center designed to meet the unique needs of our customers. With Offerpad “Flex”, customers partner with Offerpad to list their home for sale on the open market while utilizing Offerpad’s concierge and renovation services, as well as work with an Offerpad Solutions Expert to help them find their next home. Through Offerpad “Flex”, our customers essentially dual track a sale by utilizing both our personalized listing services while also having our initial cash offer as a backup option, typically for up to 60 days.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 43

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

Factors Affecting Our Performance

Market Penetration in Existing Markets

Residential real estate is one of the largest industries with roughly $1.9 trillion in value of homes transacted in 2020 and is highly fragmented with over 100,000 brokerages, according to the National Association of Realtors (NAR) as of 2020. In 2021, we estimate that we captured roughly 0.9% market share across our then active 21 markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 14 markets as of the end of 2020, and during 2021, we expanded into seven additional markets, bringing our total markets served to 21 as of December 31, 2021. Further, during the first quarter of 2022, we announced that we had expanded into three additional markets.

Our 21 markets covered roughly 20% of the 6.5 million homes sold in 2020 in the United States. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our Flex product, we believe a significant portion of the total addressable market is serviceable with our business model.

While we intend to be flexible in assessing market entry points, we will generally look to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of new homebuilders. We believe the scale and versatility of our platform will allow us to continue to expand into new markets, with our primary barriers to entry consisting largely of capital needed to expand operations and the tendency of consumers to adopt our real estate offerings.

Ancillary Products and Services

Core to our long-term strategy is a suite of offerings to meet the unique needs of our customers. As such, we view adding both additional products and services as well as additional product specific features as critical to supporting this strategy. We aim to deliver our offerings to customers in a smooth, efficient, digital driven platform, focused on transparency and ease of use. The primary goal is to be able to offer multiple services tied to the core real estate transaction, allowing customers to bundle and save. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including stand-alone remodel services, energy efficiency solutions, smart home technology, insurance, moving services, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our “Express” offering that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our “Express” offering, but a higher margin.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 44

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

•
We are able to manage our portfolio risk in part by our ability to manage holding periods for our inventory. Traditionally resale housing pricing moves gradually through cycles; therefore, shorter inventory holding periods limit pricing exposure. As we have increased our scale and improved our workflow optimization, combined with favorable housing market conditions across our markets during 2021, our average inventory holding period of homes sold improved from 138 days in 2016 to 95 days in both 2019 and 2020, and 76 days in 2021, reducing our pricing risk from holding aged inventory.
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

Offerpad Solutions Inc. | 2021 Form 10-K | 45

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

Offerpad Solutions Inc. | 2021 Form 10-K | 46

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages and homes sold, unaudited)	2021	2020
Gross profit (GAAP)	$207,815	$87,779
Gross margin	10.0%	8.2%
Homes sold	6,373	4,281
Gross profit per home sold	$32.6	$20.5
Adjustments:
Inventory impairment - current period (1)	1,205	160
Inventory impairment - prior period (2)	(160)	(842)
Interest expense capitalized (3)	6,294	2,962
Adjusted gross profit	$215,154	$90,059
Adjusted gross margin	10.4%	8.5%
Adjustments:
Direct selling costs (4)	(48,066)	(30,878)
Holding costs on sales - current period (5)(6)	(4,262)	(4,419)
Holding costs on sales - prior period (5)(7)	(214)	(1,393)
Other income (8)	248	834
Contribution profit	$162,860	$54,203
Contribution margin	7.9%	5.1%
Homes sold	6,373	4,281
Contribution profit per home sold	$25.6	$12.7
Adjustments:
Interest expense capitalized (3)	(6,294)	(2,962)
Interest expense on homes sold - current period (9)	(10,228)	(8,500)
Interest expense on homes sold - prior period (10)	(468)	(4,169)
Contribution profit after interest	$145,870	$38,572
Contribution margin after interest	7.0%	3.6%
Homes sold	6,373	4,281
Contribution profit after interest per home sold	$22.9	$9.0

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
(6)
Represents holding costs incurred on homes sold in the period presented and expensed to Sales, marketing, and operating on the Consolidated Statements of Operations.
(7)
Represents holding costs incurred in prior periods on homes sold in the period presented and expensed to Sales, marketing, and operating on the Consolidated Statements of Operations.
(8)
Other income in 2021 was earned from the sale of certain fixed assets. In 2020, other income primarily consists of net income to Offerpad from our historical investment in OPHL.
(9)
Represents both senior and mezzanine interest expense incurred on homes sold in the period presented and expensed to Interest expense on the Consolidated Statements of Operations.
(10)
Represents both senior and mezzanine secured credit facilities interest expense incurred in prior periods on homes sold in the period presented and expensed to Interest expense on the Consolidated Statements of Operations.

Adjusted Net Income (Loss) and Adjusted EBITDA

We also present Adjusted Net Income (Loss) and Adjusted EBITDA, which are non-GAAP financial measures, which our management team uses to assess our underlying financial performance. We believe these measures provide insight into period over period performance, adjusted for non-recurring or non-cash items.

Offerpad Solutions Inc. | 2021 Form 10-K | 47

We calculate Adjusted Net Income (Loss) as GAAP Net Income (Loss) adjusted for the change in fair value of warrant liabilities. We define Adjusted Net Income (Loss) Margin as Adjusted Net Income (Loss) as a percentage of revenue.

We calculate Adjusted EBITDA as Adjusted Net Income (Loss) adjusted for interest expense, amortization of capitalized interest, taxes, depreciation and amortization and stock-based compensation expense. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue.

Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental to our operating performance measures calculated in accordance with GAAP and have important limitations. For example, Adjusted Net Income (Loss) and Adjusted EBITDA exclude the impact of certain costs required to be recorded under GAAP and could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages, unaudited)	2021	2020
Net income (loss) (GAAP)	$6,460	$(23,118)
Change in fair value of warrant liabilities	(2,464)	—
Adjusted net income (loss)	$3,996	$(23,118)
Adjusted net income (loss) margin	0.2%	(2.2)%
Adjustments:
Interest expense	15,848	10,031
Amortization of capitalized interest (1)	6,294	2,962
Income tax expense	170	163
Depreciation and amortization	523	434
Amortization of stock-based compensation	3,079	1,363
Adjusted EBITDA	$29,910	$(8,165)
Adjusted EBITDA margin	1.4%	(0.8)%

(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured credit facilities, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

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

Operating Expenses

Sales, Marketing and Operating

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

General and Administrative

General and administrative expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel. General and administrative expense also includes third-party professional service fees and rent expense. We have incurred and expect to continue to incur additional annual expenses as a public company. See “—The Business Combination” above.

Offerpad Solutions Inc. | 2021 Form 10-K | 48

Technology and Development

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

Interest Expense

Interest expense consists primarily of interest on borrowings, including amortization of debt issuance costs related to our senior secured credit facilities, mezzanine secured credit facilities and other notes payable. Borrowings under the senior secured credit facilities accrue interest at a rate based on a LIBOR reference rate plus a margin, while borrowings under the mezzanine secured credit facilities accrue interest at a fixed rate. We expect our interest expense to increase as we build our inventory and expand into additional markets.

Other (Income) Expense, net

Other (income) expense, net consists primarily of gains from the disposal of fixed assets and income derived from home loans processed under our historical investment in OPHL.

Income Tax Expense

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the new rate is enacted.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2021, 2020 and 2019.

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our provision for income taxes.

Offerpad Solutions Inc. | 2021 Form 10-K | 49

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the periods presented:

	Year Ended December 31,		2021 versus 2020
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenue	$2,070,446	$1,064,257	$1,006,189	94.5%
Cost of revenue	1,862,631	976,478	886,153	90.7%
Gross profit	207,815	87,779	120,036	136.7%
Operating expenses:
Sales, marketing and operating	146,872	76,786	70,086	91.3%
General and administrative	30,317	17,481	12,836	73.4%
Technology and development	10,860	7,270	3,590	49.4%
Total operating expenses	188,049	101,537	86,512	85.2%
Income (loss) from operations	19,766	(13,758)	33,524	243.7%
Other income (expense):
Change in fair value of warrant liabilities	2,464	—	2,464	100.0%
Interest expense	(15,848)	(10,031)	(5,817)	58.0%
Other income, net	248	834	(586)	(70.3)%
Total other expense	(13,136)	(9,197)	(3,939)	42.8%
Income (loss) before income taxes	6,630	(22,955)	29,585	N.A.
Income tax expense	(170)	(163)	(7)	4.3%
Net income (loss)	$6,460	$(23,118)	$29,578	N.A.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Revenue increased by $1,006.2 million, or 94.5%, to $2,070.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to higher sales volumes, and a higher average sales price. We sold 6,373 homes during the year ended December 31, 2021 compared to 4,281 homes during the year ended December 31, 2020, representing an increase of 49%. Additionally, the average resale home price increased by 31% from $249,000 in the year ended December 31, 2020 to $325,000 in the year ended December 31, 2021. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on market and strong consumer demand across our markets in the year ended December 31, 2021.

Cost of Revenue and Gross Profit

Cost of revenue increased by $886.2 million, or 90.7%, to $1,862.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margins improved to 10.0% for the year ended December 31, 2021 compared to 8.2% for the year ended December 31, 2020. Gross margin improvement was primarily due to attaining higher resale prices as a result of favorable housing market conditions across our markets in the year ended December 31, 2021. This improvement in gross profit margin was partially offset by a decrease in the difference between the average resale home price and the average home acquisition price during the second half of 2021 as compared to the second half of 2020. This decrease was primarily due to the impact of our risk mitigation efforts in response to the COVID-19 pandemic in the second quarter of 2020, which resulted in more conservative acquisition underwriting to account for the increased market uncertainty.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $70.1 million, or 91.3%, to $146.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to a $33.8 million increase in advertising expense as we continued to increase our marketing efforts in the year ended December 31, 2021 following the impact of our risk mitigation efforts in response to the COVID-19 pandemic in the second quarter of 2020 when we significantly reduced our marketing investment. The increase was also due to higher employee compensation costs associated with increased employee headcount, and higher real estate agent commissions paid to home buyers’ agents driven by the significant increase in homes sold.

Offerpad Solutions Inc. | 2021 Form 10-K | 50

General and Administrative

General and administrative expense increased by $12.8 million, or 73.4%, to $30.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business, and increased costs associated with obtaining director and officer liability insurance as a result of the Business Combination on September 1, 2021.

Technology and Development

Technology and development expense increased by $3.6 million, or 49.4%, to $10.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2021 represents a $2.5 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $5.8 million, or 58.0%, to $15.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase in the average outstanding balance of our secured credit facilities due to an increase in real estate inventory financed by the facilities, which was partially offset by a reduction in interest rates associated with these secured credit facilities.

Other Income, Net

Other income, net during the year ended December 31, 2021 principally represents a gain from the disposal of fixed assets. Other income, net during the year ended December 31, 2020 principally represents income derived from home loans processed under our historical investment in OPHL.

Income Tax Expense

Our effective tax rate was 2.6% for the year ended December 31, 2021 and (0.7)% for the year ended December 31, 2020. Our effective tax rate for each of the years ended December 31, 2021 and December 31, 2020 differed from the federal statutory rate of 21% primarily due to the valuation allowance recorded on our deferred tax assets, stock-based compensation, and state taxes. We record a full valuation allowance on our deferred tax assets, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Liquidity and Capital Resources

Overview

To preserve our liquidity in response to the COVID-19 pandemic, in March 2020, we temporarily paused hiring, the majority of our advertising spend and reduced other discretionary spending. During the second half of 2020, we began to increase our hiring and marketing and advertising activities, which continued throughout 2021. Additionally, we paused home buying in late March 2020; however, we resumed buying in all of our markets as of May 2020.

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of December 31, 2021, we had cash and cash equivalents of $169.8 million and had a total undrawn borrowing capacity of $666.7 million, consisting of $555.6 million under our senior secured credit facilities and $111.1 million under our mezzanine secured credit facilities (as described further below).

We generated net income during the year ended December 31, 2021. However, we have incurred losses each year from inception through December 31, 2020, and may incur additional losses in the future. We continue to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we expand into new markets.

We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, which includes the cash we obtained as a result of the Business Combination, PIPE Investment and Forward Purchase Agreement, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities or the entry into new financing arrangements, will be sufficient to meet our short-term and long-term working capital and capital expenditure

Offerpad Solutions Inc. | 2021 Form 10-K | 51

requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our financing activities primarily include borrowing under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$400,000	$365,392	2.60%	August 2022	August 2022
Facility with financial institution 2	400,000	375,063	2.60%	September 2023	March 2024
Facility with financial institution 3	500,000	7,059	2.60%	December 2023	December 2024
Facility with a related party	85,000	81,926	4.10%	December 2022	December 2022
Senior secured credit facilities	$1,385,000	$829,440

As of December 31, 2021, we had four senior secured credit facilities that we use to fund the purchase of homes and build our inventory, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings on the senior secured credit facilities with financial institutions accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.50%. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.00%. Effective January 1, 2022, borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.00%, with a minimum interest rate of 6.00%. The senior secured credit facility with a related party provides increased flexibility regarding property eligibility and greater funding operation efficiencies.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under our control. Each senior secured facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Offerpad Solutions Inc. | 2021 Form 10-K | 52

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have utilized mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$65,000	$58,767	13.00%	August 2022	August 2022
Facility with third-party lender 1	90,000	86,262	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	1,588	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	23,742	13.00%	December 2022	December 2022
Mezzanine secured credit facilities	$281,500	$170,359

As of December 31, 2021, we had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings on the mezzanine secured credit facilities with third-party lenders accrue interest at a fixed rate of 9.50%. Borrowings on the mezzanine secured credit facilities with a related party accrue interest at a fixed rate of 13.00%. Effective January 1, 2022, borrowings on the mezzanine secured credit facilities with a related party accrue interest at a fixed rate of 11.00%. The mezzanine secured credit facilities with a related party provide increased flexibility regarding property eligibility and greater funding operation efficiencies.

Borrowings under our mezzanine secured credit facilities are collateralized by a second lien on the real estate inventory financed by the relevant senior secured credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse against us with limited exceptions. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of December 31, 2021, we were in compliance with all covenants.

Senior Secured Debt - Other

During July 2021, we entered into an arrangement with a third-party lender to support additional purchases of real estate inventory (“Senior Secured Debt - Other”). Borrowings on the Senior Secured Debt - Other accrue interest at a rate based on a Secured Overnight Financing Rate plus a margin of 5.74%. The weighted-average interest rate on the Senior Secured Debt - Other as of December 31, 2021 was 5.79%.

Secured Term Loan

On June 30, 2021, we entered into a credit agreement with a related party. Under the credit agreement, we borrowed a principal amount of $30.0 million. In August 2021, we amended the credit agreement to borrow an additional $25.0 million. The loan accrued interest at an annual rate of 12.0%. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in September 2021 in connection with the Closing of the Business Combination. Accordingly, there are no amounts outstanding on this loan as of December 31, 2021.

Cash Flows

The following summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(921,920)	$154,864
Net cash used in investing activities	(11,655)	(2,858)
Net cash provided by (used in) financing activities	1,077,266	(131,147)
Net change in cash, cash equivalents and restricted cash	$143,691	$20,859

Offerpad Solutions Inc. | 2021 Form 10-K | 53

Operating Activities

Net cash (used in) provided by operating activities was $(921.9) million and $154.9 million for the years ended December 31, 2021 and 2020, respectively. In 2021, net cash used in operating activities was primarily due to a $949.6 million increase in real estate inventory as a result of the execution of our growth plan, as well as favorable housing market conditions across our markets. This cash outflow related to increased inventory levels was partially offset by a $21.6 million increase in accrued and other liabilities principally attributable to increased accruals for home renovation, payroll and other employee related expenses, and marketing.

In 2020, net cash provided by operating activities of $154.9 million was primarily due to a $169.1 million decrease in real estate inventory due to a significant reduction in inventory levels as a result of operational changes in light of the COVID-19 pandemic in 2020. This cash inflow was partially offset by a net loss of $23.1 million.

Investing Activities

Net cash used in investing activities was $11.7 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities during 2021 represents purchases of property and equipment of $13.7 million, which was partially offset by proceeds from sales of property and equipment of $2.0 million.

Net cash used in investing activities during 2020 represents purchases of property and equipment.

Financing Activities

Net cash provided by (used in) financing activities was $1,077.3 million and $(131.1) million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities during 2021 primarily consisted of $2,764.1 million of borrowings from credit facilities and notes payable, which was partially offset by $1,912.8 million of repayments of credit facilities and notes payable. This net increase in credit facility funding of $851.3 million was directly related to financing the increase in inventory during 2021. Net cash provided by financing activities in 2021 also included $284.0 million of proceeds from the Business Combination, which was partially offset by issuance costs of $51.2 million.

During 2020, net cash used in financing activities of $131.1 million primarily consisted of $960.5 million of repayments of credit facilities and notes payable, which was partially offset by $800.0 million of borrowings from credit facilities and notes payable. This net decrease in credit facility funding of $160.5 million was directly related to financing the decrease in inventory during 2020. Cash flows from financing activities during 2020 also included $29.8 million of proceeds from the issuance of Class C preferred stock.

Contractual Obligations and Commitments

Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we entered into during the normal course of business. The following details our contractual obligations as of December 31, 2021:

	Payments Due by Year
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years
Senior secured credit facilities (1)	$834,583	$834,583	$—	$—
Mezzanine secured credit facilities (1)	174,037	174,037	—	—
Senior secured debt - other (1)	33,728	33,728	—	—
Homes purchase commitments (2)	658,812	658,812	—	—
Operating leases (3)	5,551	1,525	3,222	804
Other contractual commitments (4)	1,574	1,233	341	—
Total	$1,708,285	$1,703,918	$3,563	$804
(1)
Represents the principal amounts outstanding as of December 31, 2021 and estimated interest payments, which have been calculated using the applicable variable or fixed interest rate in existence at December 31, 2021 over an assumed holding period of 76 days. Borrowings under the senior and mezzanine secured credit facilities are payable as the related inventory is sold, which is expected to be within one year of December 31, 2021.
(2)
As of December 31, 2021, we were under contract to purchase 2,182 homes for an aggregate purchase price of $658.8 million.
(3)
Represents future payments for operating leases that have commenced as of December 31, 2021 and imputed interest.
(4)
Represents other financial obligations that have commenced as of December 31, 2021.

Offerpad Solutions Inc. | 2021 Form 10-K | 54

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

We have identified the accounting policies discussed below as critical to us. The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 2: “Summary of Significant Accounting Policies” to the consolidated financial statements included in this Annual Report on Form 10-K.

Inventory

Inventory consists of acquired homes and are stated at the lower of cost or net realizable value, with cost determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after the listing date, are expensed as incurred and included in sales, marketing and operating expenses.

We review inventory for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. We review our inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value. For homes under contract to sell, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions. We recorded inventory impairments of $2.8 million, $3.2 million and $3.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Inventory is classified into three categories: homes preparing for and under renovation, homes listed for sale, and homes under contract to sell.

Warrant Liabilities

We evaluate our financial instruments, including our outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We have outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, we recognize the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in our consolidated statements of operations.

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

We recorded a $2.5 million gain as a result of the fair value adjustment of the warrant liabilities during the year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2: “Summary of Significant Accounting Policies” in Item 8, Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2021 Form 10-K | 55

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risks in the ordinary course of our business. These risks include interest rate risk and inflation risk. The adverse effects of changes in these markets could pose a potential loss as discussed below.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate senior secured credit facilities and other secured debt. Our exposure to changes in interest rates within these debt arrangements is principally associated with the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate.

As of December 31, 2021 and 2020, we had outstanding borrowings on our senior secured credit facilities and other secured debt of $862.8 million and $154.9 million, respectively. Of those borrowings, $829.4 million and $154.9 million were from the senior secured credit facilities as of the respective periods. The senior portion of the secured credit facilities accrue interest at a floating rate based on a LIBOR reference rate plus an applicable margin. Assuming no change in the outstanding borrowings on our senior secured credit facilities, we estimate that a one percentage point increase in LIBOR would have increased our annual interest expense by approximately $8.3 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations and financial condition.

Offerpad Solutions Inc. | 2021 Form 10-K | 56

Item 8. Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2021 Form 10-K | 57

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – Valuation — Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

As described in Note 2 of the financial statements, the Company carries inventory of acquired homes at the lower of cost or net realizable value. Inventory is reviewed at least quarterly for impairment indicators that net realizable value may be lower than cost. If the net realizable value is lower than cost, an inventory impairment is recorded to cost of revenue and the related inventory is adjusted to its net realizable value. For homes that are not under contract, if the carrying value exceeds the expected sales price less expected selling costs, the carrying value of these homes are adjusted to the expected sales price less expected selling costs. The inventory balance of homes that are not under contract was $727.8 million as of December 31, 2021.

We identified the expected sales price estimate used in the inventory impairment analysis for homes that are not under contract to be a critical audit matter due to the subjectivity of management’s market comparables used in estimating the expected sales price. The evaluation of inventory recoverability for homes not under contract required a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of the expected sales price estimate used in management’s impairment analysis.

Offerpad Solutions Inc. | 2021 Form 10-K | 58

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the expected sales price estimate included the following, among others:

•
We evaluated management’s ability to accurately estimate the expected sales price by comparing actual closing prices for homes closed to the expected sales price estimate for these same homes used in management’s impairment analysis.
•
We evaluated the market comparables used by management to determine the expected sales price estimate and compared to external market sources.
•
With the assistance of our internal fair value specialists, we evaluated the reasonableness of management’s methodology for identifying market comparables.
•
We evaluated external macroeconomic market sources regarding trends and changing market conditions.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 7, 2022

We have served as the Company’s auditor since 2019.

Offerpad Solutions Inc. | 2021 Form 10-K | 59

OFFERPAD SOLUTIONS INC.

Consolidated Balance Sheets

		As of December 31,
(in thousands, except par value per share)		2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$169,817	$43,938
Restricted cash		24,616	6,804
Accounts receivable		6,165	2,309
Inventory		1,132,571	171,359
Prepaid expenses and other current assets		9,808	2,880
Total current assets		1,342,977	227,290
Property and equipment, net		5,146	8,231
Other non-current assets		4,959	352
TOTAL ASSETS	(1)	$1,353,082	$235,873
LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable		$6,399	$2,149
Accrued and other current liabilities		35,027	11,181
Secured credit facilities and notes payable, net		861,762	50,143
Secured credit facilities and notes payable - related party		164,434	126,825
Total current liabilities		1,067,622	190,298
Secured credit facilities and notes payable, net of current portion		—	4,710
Warrant liabilities		24,061	—
Other long-term liabilities		3,830	—
Total liabilities	(2)	1,095,513	195,008
Commitments and contingencies (Note 17)
Temporary equity:
Series A convertible preferred stock, zero and 21,011 shares authorized, respectively; zero and 20,907 shares issued and outstanding, respectively; liquidation preference of $0 and $15,099, respectively		—	14,921
Series A-1 convertible preferred stock, zero and 10,905 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $7,500, respectively		—	7,470
Series A-2 convertible preferred stock, zero and 8,322 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $7,500, respectively		—	7,463
Series B convertible preferred stock, zero and 58,390 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $50,000, respectively		—	49,845
Series C convertible preferred stock, zero and 56,716 shares authorized, respectively; zero and 39,985 shares issued and outstanding, respectively; liquidation preference of $0 and $105,750, respectively		—	104,424
Total temporary equity		—	184,123
Stockholders’ equity (deficit):
Class A common stock, $0.0001 and $0.00001 par value, respectively; 2,000,000 and 256,694 shares authorized, respectively; 224,154 and 57,865 shares issued and outstanding, respectively		22	—
Class B common stock, $0.0001 and zero par value, respectively; 20,000 and zero shares authorized, respectively; 14,816 and zero shares issued and outstanding, respectively		2	—
Additional paid in capital		389,601	5,908
Accumulated deficit		(132,056)	(138,516)
Treasury stock		—	(10,650)
Total stockholders’ equity (deficit)		257,569	(143,258)
TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)		$1,353,082	$235,873

(1)
Our consolidated assets as of December 31, 2021 and 2020 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $24,616 and $6,804; Accounts receivable, $4,845 and $1,638; Inventory, $1,132,571 and $171,212; Prepaid expenses and other current assets, $2,871 and $1,036; Property and equipment, net, $0 and $2,772; Total assets of $1,164,903 and $183,462, respectively.
(2)
Our consolidated liabilities as of December 31, 2021 and 2020 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $2,810 and $716; Accrued and other current liabilities, $3,537 and $575; Current portion of secured credit facilities and notes payable, net, $1,026,196 and $173,539; Non-current portion of secured credit facilities and notes payable, net, $0 and $653; Total liabilities, $1,032,543 and $175,483, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2021 Form 10-K | 60

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue	$2,070,446	$1,064,257	$1,075,882
Cost of revenue	1,862,631	976,478	1,001,495
Gross profit	207,815	87,779	74,387
Operating expenses:
Sales, marketing and operating	146,872	76,786	85,226
General and administrative	30,317	17,481	15,111
Technology and development	10,860	7,270	7,450
Total operating expenses	188,049	101,537	107,787
Income (loss) from operations	19,766	(13,758)	(33,400)
Other income (expense):
Change in fair value of warrant liabilities	2,464	—	—
Interest expense	(15,848)	(10,031)	(18,298)
Other income, net	248	834	—
Total other expense	(13,136)	(9,197)	(18,298)
Income (loss) before income taxes	6,630	(22,955)	(51,698)
Income tax expense	(170)	(163)	(254)
Net income (loss)	$6,460	$(23,118)	$(51,952)
Net income (loss) per share, basic	$0.05	$(0.40)	$(0.90)
Net income (loss) per share, diluted	$0.05	$(0.40)	$(0.90)
Weighted average common shares outstanding, basic	118,571	57,865	57,848
Weighted average common shares outstanding, diluted	143,220	57,865	57,848

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2021 Form 10-K | 61

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2018	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	—	$—	$79,699	8,242	$—	$3,107	$(63,446)	—	$—	$(60,339)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	—	—	—	53,841	—	—	—	—	—	—
Balance at December 31, 2018, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	—	—	79,699	62,083	—	3,107	(63,446)	—	—	(60,339)
Issuance of Series C (extension) stock, net of offering costs	—	—	—	—	—	—	—	—	28,358	74,601	74,601	—	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—	—	—	—	(4,794)	—	—	—	4,794	(10,650)	(10,650)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,268	—	—	—	1,268
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	576	—	170	—	—	—	170
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,952)	—	—	(51,952)
Balance at December 31, 2019	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	28,358	$74,601	$154,300	57,865	$—	$4,545	$(115,398)	4,794	$(10,650)	$(121,503)
Issuance of Series C (extension) stock, net of offering costs	—	—	—	—	—	—	—	—	11,627	29,823	29,823	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,363	—	—	—	1,363
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,118)	—	—	(23,118)
Balance at December 31, 2020	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	57,865	$—	$5,908	$(138,516)	4,794	$(10,650)	$(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	2,279	—	647	—	—	—	647
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	211	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—	—	—	—	(70)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	171	—	—	—	171
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	138,612	14	184,109	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	40,073	10	195,687	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	3,079	—	—	—	3,079
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,460	—	—	6,460
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	$—	238,970	$24	$389,601	$(132,056)	—	$—	$257,569

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2021 Form 10-K | 62

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$6,460	$(23,118)	$(51,952)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	523	434	377
Gain on sale of property and equipment	(246)	—	—
Amortization of debt financing costs	916	262	40
Impairment of inventory	2,843	3,170	3,002
Stock-based compensation	3,079	1,363	1,268
Change in fair value of warrant liabilities	(2,464)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,845)	937	(1,075)
Inventory	(949,591)	169,079	(60,731)
Prepaid expenses and other assets	(5,288)	115	(937)
Accounts payable	4,130	841	(2,421)
Accrued and other liabilities	21,563	1,781	3,455
Net cash (used in) provided by operating activities	(921,920)	154,864	(108,974)
Cash flows from investing activities:
Purchases of property and equipment	(13,687)	(2,858)	(1,039)
Proceeds from sales of property and equipment	2,032	—	60
Net cash used in investing activities	(11,655)	(2,858)	(979)
Cash flows from financing activities:
Proceeds from Business Combination	284,011	—	—
Issuance cost of common stock	(51,249)	—	—
Borrowings from credit facilities and notes payable	2,764,071	799,997	1,077,781
Repayments of credit facilities and notes payable	(1,912,837)	(960,510)	(1,019,347)
Payment of debt financing costs	(7,632)	(457)	(52)
Proceeds from exercise of stock options	902	—	170
Proceeds from issuance of Class C preferred stock, net	—	29,823	74,601
Repurchase of common stock	—	—	(10,650)
Net cash provided by (used in) financing activities	1,077,266	(131,147)	122,503
Net change in cash, cash equivalents and restricted cash	143,691	20,859	12,550
Cash, cash equivalents and restricted cash, beginning of period	50,742	29,883	17,333
Cash, cash equivalents and restricted cash, end of period	$194,433	$50,742	$29,883
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$169,817	$43,938	$22,856
Restricted cash	24,616	6,804	7,027
Total cash, cash equivalents and restricted cash	$194,433	$50,742	$29,883
Supplemental disclosure of cash flow information:
Cash payments for interest	$21,875	$14,048	$20,008
Supplemental disclosure of non-cash investing and financing activities:
Transfer of property and equipment, net to inventory	$14,464	$—	$—
Acquisition of warrant liabilities	$26,525	$—	$—
Conversion of preferred stock to common stock	$184,123	$—	$—
Conversion of treasury stock	$10,650	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2021 Form 10-K | 63

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 1. BUSINESS ACTIVITY

On September 1, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger, dated March 17, 2021 (the “Merger Agreement”), by and among OfferPad, Inc. (“Old Offerpad”), Supernova Partners Acquisition Company, Inc., a Delaware corporation (“Supernova”), and Orchids Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to these transactions, Merger Sub merged with and into Old Offerpad, with Old Offerpad becoming a wholly owned subsidiary of Supernova (the “Business Combination” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Supernova changed its name to Offerpad Solutions Inc. (“Offerpad Solutions”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Offerpad,” “we,” “us,” or “our” refer to the business of Old Offerpad, which became the business of Offerpad Solutions and its subsidiaries following the Closing.

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operated in nearly 1,500 cities and towns across 21 metropolitan markets in the United States as of December 31, 2021.

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

While Supernova was the legal acquirer in the Business Combination, because Old Offerpad was determined as the accounting acquirer, the historical financial statements of Old Offerpad became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying consolidated financial statements reflect (i) the historical operating results of Old Offerpad prior to the Business Combination; (ii) the combined results of the Company and Old Offerpad following the closing of the Business Combination; (iii) the assets and liabilities of Old Offerpad at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In connection with the Business Combination transaction, we have converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of the Company’s common stock issued to Old Offerpad’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Old Offerpad convertible preferred stock and common stock prior to the Business Combination have been retroactively converted by applying the exchange ratio established in the Business Combination.

Basis of Presentation and Financial Statements

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Offerpad Solutions Inc. | 2021 Form 10-K | 64

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include those related to the net realizable value of inventory and warrant liabilities, among others. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities, revenues and expenses of the Company, its wholly owned operating subsidiaries and variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

We determined that our Chief Executive Officer is the Chief Operating Decision Maker and he uses financial information, business prospects, competitive factors, operating results and other non-U.S. GAAP financial ratios to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment on a consolidated basis for each of the periods presented.

JOBS Act Accounting Election

Prior to December 31, 2021, the Company was an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result, was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, the Company no longer qualifies as an emerging growth company as of December 31, 2021. Therefore, the Company is no longer able to take advantage of the extended transition period for adopting new or revised accounting standards.

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

Accounts Receivable

Accounts receivable are generated through the sale of a home and generally results in a one- or two-day delay in receiving cash from the title company. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Most of the Company’s transactions are processed through escrow and therefore, collectability is reasonably assured. The Company reviews accounts receivable on a regular basis and estimates an amount of losses for uncollectible accounts based on its historical collections, age of the receivable, and any other known conditions that may affect collectability.

Inventory

Inventory consists of acquired homes and are stated at the lower of cost or net realizable value, with cost determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and

Offerpad Solutions Inc. | 2021 Form 10-K | 65

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after listing date, are expensed as incurred and included in sales, marketing and operating expenses.

The Company reviews inventory for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. The Company reviews inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value. For homes under contract to sell, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from the Company’s assumptions. The Company recorded inventory impairments of $2.8 million, $3.2 million and $3.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Inventory is classified into three categories: Homes preparing for and under renovation, homes listed for sale, and homes under contract to sell.

Property and Equipment

Property and equipment is recorded at cost and primarily consist of rooftop solar panel systems installed on residential real estate. The Company depreciates its property and equipment for financial statement purposes using the straight-line method based on the estimated useful lives of the assets, which are as follows:

Property and Equipment Category	Estimated Useful Life
Rooftop solar panel systems	Thirty years
Properties held for use	Twenty seven and a half years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Computers and equipment	Five years
Office equipment and furniture	Seven years
Software systems	Four to five years

Leases

The Company determines if an arrangement is or contains a lease at inception of the arrangement. For leases with terms greater than 12 months, the Company records the related operating or finance right-of-use asset and lease liability at the present value of the future lease payments over the lease term at the lease commencement date. The Company is generally not able to readily determine the implicit rate in its lease arrangements, and therefore, uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate represents the Company’s estimate of the interest rate the Company would incur at lease commencement to borrow an amount similar to the lease payments on a collateralized basis over the term of a lease. Renewal and early termination options are not included in the measurement of the right-of-use asset and lease liability unless the Company is reasonably certain to exercise the option. Additionally, certain leases contain lease incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.

Certain of the Company’s leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements also contain variable lease payments for common area maintenance, utility, and taxes. The Company has elected the practical expedient to combine lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in its lease portfolio.

Operating lease assets and liabilities are included on the Company’s Consolidated Balance Sheet beginning on January 1, 2021 in Other non-current assets, Accrued and other current liabilities, and Other long-term liabilities.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 66

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value.

The Company recognized no impairment charges on property and equipment during the years ended December 31, 2021, 2020 and 2019.

Accrued Liabilities

Accrued liabilities include accrued salaries and wages, home renovation, interest, advertising, and other expenses.

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

Sales, Marketing and Operating

Sales, marketing and operating expenses consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense includes any headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred. The Company incurred advertising expenses of $45.3 million, $11.5 million and $17.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Technology and Development

Technology and development expenses consist of headcount expenses, including salaries, benefits and stock-based compensation expense for employees and contractors engaged in the design, development, and testing of website applications and software development. Technology and development expenses are charged to operations as incurred.

Stock-Based Compensation

Stock-based compensation awards consist of stock options and restricted stock units, and stock options represent the substantial majority of our stock-based compensation expense. The Company has historically issued stock options with exercise prices equal to the fair value of the underlying stock price. Prior to the completion of the Business Combination and listing of the Company’s common stock on the public stock exchange, the fair value of Old Offerpad common stock that underlies the stock options was determined based on then-current valuation estimates at the time of grant. Because such grants occurred prior to

Offerpad Solutions Inc. | 2021 Form 10-K | 67

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

the public trading of the Company’s common stock, the fair value of Old Offerpad common stock was typically determined with assistance of periodic valuation analyses from an independent third-party valuation firm.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for option awards. The fair value of restricted stock unit awards is determined based on the closing price of the Company’s common stock on the grant date.

Compensation expense for all stock-based awards is recorded on a straight-line basis over the requisite service period of the awards, which is generally the award’s vesting period. These amounts are reduced by forfeitures as they occur.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the new rate is enacted.

The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax laws, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Offerpad Solutions Inc. | 2021 Form 10-K | 68

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

New Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, together with subsequent amendments, supersedes the lease requirements in ASC 840, Leases. ASU 2016-02 and the related amendments provide guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations.

Until December 31, 2021, the Company was an emerging growth company as defined by the JOBS Act and previously disclosed that these amendments would become effective for annual periods beginning after December 15, 2021. However, this ASU instead became effective for the Company in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with an effective date of January 1, 2021, as the Company no longer qualifies as an emerging growth company as of December 31, 2021.

As a result, the Company adopted ASU 2016-02 effective January 1, 2021 using the modified retrospective transition method, with comparative periods continuing to be reported under ASC 840 as it was the accounting standard in effect for such periods. In the adoption of ASU 2016-02, the Company carried forward the assessment from ASC 840 of whether its contracts contain or are leases, the classification of its leases, and remaining lease terms. The Company did not elect the hindsight practical expedient upon adoption of the new standard.

The most significant impact resulting from the adoption of this new standard was the recognition of $4.4 million of operating lease right-of-use assets and $4.8 million of operating lease liabilities as of the adoption date. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. The Company did not have any impact to opening retained earnings as a result of the adoption of the guidance. Further, the adoption of this new guidance did not have a material impact on the Company’s results of operations or cash flows. Refer to Note 6, Leases, for further details.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted ASU 2016-13 during 2021 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal year. The Company adopted this ASU as of January 1, 2021 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements given that the Company has a full valuation allowance and the scenarios for which the guidance offer simplification are not significant for the Company.

New Accounting Pronouncements Recently Issued Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts. While the goal of the reference rate reform transition is for it to be economically neutral to entities, the Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and disclosures.

Offerpad Solutions Inc. | 2021 Form 10-K | 69

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 3. BUSINESS COMBINATION

On September 1, 2021, Old Offerpad and Supernova consummated the transactions contemplated by the Merger Agreement. At the Closing, each share of common stock and preferred stock of Old Offerpad that was issued and outstanding immediately prior to the effective time of the Merger (other than excluded shares as contemplated by the Merger Agreement) was cancelled and converted into the right to receive approximately 7.533 shares (the “Exchange Ratio”) of Offerpad Solutions Inc. common stock. The shares of Offerpad Solutions Inc. common stock received as consideration by Brian Bair, the Chief Executive Officer and Founder of the Company, are Class B shares, and entitle Mr. Bair or his permitted transferees to 10 votes per share until the earlier of (a) the date that is nine months following the date on which Mr. Bair (x) is no longer providing services, whether upon death, resignation, removal or otherwise, to Offerpad Solutions as a member of the senior leadership team, officer or director and (y) has not provided any such services for the duration of such nine-month period; and (b) the date as of which Mr. Bair or his permitted transferees have transferred, in the aggregate, more than seventy-five (75%) of the shares of Class B common stock that were held by Mr. Bair and his permitted transferees immediately following the Closing.

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

Upon the closing of the Transactions, Offerpad Solutions received total gross proceeds of $284.0 million, which consisted of $34.0 million from Supernova’s trust and operating accounts, $200.0 million from the PIPE Investment and $50.0 million from the Forward Purchase Agreements. Total transaction costs were $51.2 million, which principally consisted of advisory, legal and other professional fees. Cumulative debt repayments of $63.4 million, inclusive of accrued but unpaid interest, were paid in conjunction with the close, which included a $55.8 million repayment of the Secured Term Loan with First American Title Insurance Company, a $3.8 million repayment of a term loan that was used to finance the Company’s rooftop solar panel systems, a $2.5 million repayment of Notes Payable to related parties and a $1.3 million repayment of Notes Payable – other.

NOTE 4. INVENTORY

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of December 31:

($ in thousands)	2021	2020
Homes preparing for and under renovation	$327,455	$47,978
Homes listed for sale	400,308	30,826
Homes under contract to sell	404,808	92,555
Inventory	$1,132,571	$171,359

Offerpad Solutions Inc. | 2021 Form 10-K | 70

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

($ in thousands)	2021	2020
Rooftop solar panel systems	$5,075	$5,094
Leasehold improvements	797	749
Software systems	318	318
Computers and equipment	265	265
Office equipment and furniture	160	70
Properties held for use	—	2,790
Property and equipment, gross	6,615	9,286
Less: accumulated depreciation	(1,469)	(1,055)
Property and equipment, net	$5,146	$8,231

Depreciation expense totaled $0.5 million, $0.4 million and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 6. LEASES

The Company’s operating lease arrangements consist of its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 6 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2021, operating lease cost was $1.4 million, and variable and short-term lease costs were $0.2 million. Rent expense for operating leases, as previously reported under former lease accounting standards, was $1.4 million and $1.2 million during the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2021, cash payments for amounts included in the measurement of operating lease liabilities was $1.4 million, and right-of-use assets obtained in exchange for new or acquired operating lease liabilities was $1.6 million.

As of December 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 3.5 years and the weighted-average discount rate of 4.1%.

The Company’s operating lease liability maturities as of December 31, 2021 are as follows:

($ in thousands)
2022	$1,525
2023	1,637
2024	1,585
2025	640
2026	122
Thereafter	42
Total future lease payments	5,551
Less: Imputed interest	(376)
Total lease liabilities	$5,175

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, as of December 31, 2021 are as follows:

($ in thousands)	Financial Statement Line Items	Balance
Right-of-use assets	Other non-current assets	$4,784
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,345
Non-current liabilities	Other long-term liabilities	3,830
Total lease liabilities		$5,175

Offerpad Solutions Inc. | 2021 Form 10-K | 71

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued and other current liabilities consist of the following as of December 31:

($ in thousands)	2021	2020
Payroll and other employee related expenses	$12,836	$7,430
Home renovation	8,540	1,057
Marketing	5,795	1,035
Interest	3,537	699
Legal and professional obligations	1,743	314
Operating lease liabilities	1,345	—
Other	1,231	646
Accrued and other current liabilities	$35,027	$11,181

Other long-term liabilities as of December 31, 2021 consists of the non-current portion of our operating lease liabilities.

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

The carrying value of the Company’s credit facilities, notes payable and other debt consist of the following as of December 31:

($ in thousands)	2021	2020
Credit facilities and notes payable, net
Senior secured credit facilities with financial institutions	$747,514	$49,544
Senior secured credit facility with a related party	81,926	105,397
Senior secured debt - other	33,320	—
Mezzanine secured credit facilities with third-party lenders	87,851	—
Mezzanine secured credit facilities with a related party	82,508	19,251
Notes payable with related parties	—	2,385
Notes payable - other	—	5,309
Debt issuance costs	(6,923)	(208)
Total credit facilities and notes payable, net	1,026,196	181,678
Current portion - credit facilities and notes payable, net
Total credit facilities, other debt and notes payable	861,762	50,143
Total credit facilities and notes payable, net - related party	164,434	126,825
Non-current portion - credit facilities and notes payable, net
Total credit facilities and notes payable	—	4,710
Total credit facilities and notes payable, net	$1,026,196	$181,678

Senior Secured Credit Facilities

The Company utilizes senior secured credit facilities to provide financing for the Company’s real estate inventory purchases and renovation. The senior secured credit facilities are classified as current liabilities on the accompanying consolidated balance sheets as amounts drawn to purchase and renovate homes are due as homes are sold, which is expected to be within 12 months. The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$400,000	$365,392	2.60%	August 2022	August 2022
Facility with financial institution 2	400,000	375,063	2.60%	September 2023	March 2024
Facility with financial institution 3	500,000	7,059	2.60%	December 2023	December 2024
Facility with a related party	85,000	81,926	4.10%	December 2022	December 2022
Senior secured credit facilities	$1,385,000	$829,440

Offerpad Solutions Inc. | 2021 Form 10-K | 72

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility with financial institution 1	$200,000	$49,544	3.72%
Facility with a related party	225,000	105,397	5.28%
Senior secured credit facilities	$425,000	$154,941

As of December 31, 2021, the Company had four senior secured credit facilities, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock.

•
Senior Secured Credit Facility with Financial Institution 1
During 2021, the Company amended its senior secured credit facility with financial institution 1, which collectively increased the borrowing capacity from $200.0 million as of December 31, 2020 to $400.0 million as of December 31, 2021 ($100.0 million of which is uncommitted). Borrowings on the senior secured credit facility with financial institution 1 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with Financial Institution 2
In September 2021, the Company entered into a loan and security agreement with financial institution 2, which initially provided for a $300.0 million committed credit facility available over a 24-month term with an accordion feature providing for additional capacity of $100.0 million. During November 2021, the Company exercised the accordion feature provided for in the loan and security agreement, increasing the committed amount under the credit facility to $400.0 million. Borrowings on the senior secured credit facility with financial institution 2 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with Financial Institution 3
In December 2021, the Company entered into a loan and security agreement with financial institution 3. The loan and security agreement provides for a $500.0 million credit facility available over a 24-month term ($200.0 million of which is uncommitted). Borrowings on the senior secured credit facility with financial institution 3 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with a Related Party
In December 2021, the Company amended its senior secured credit facility with a related party, which, among other things, reduced the borrowing capacity on the facility to $85.0 million upon execution of the agreement, provides the Company with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion, and amended the interest rate under the facility effective January 1, 2022. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%. Effective January 1, 2022, borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%, with a minimum interest rate of 6.0%.

The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

Borrowings under the Company’s senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against the Company with limited exceptions. The Company has, however, provided limited non-recourse carve-out guarantees under its senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under the Company’s control. Each senior secured facility contains eligibility requirements that govern whether a property can be financed. When the Company resells a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

As of December 31, 2021, the Company’s senior secured credit facility with financial institution 1 and senior secured credit facility with a related party mature within the next twelve months following the date these consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and an assessment of the current lending environment. The Company believes cash on hand, which includes the cash the Company obtained as a result of the Business Combination, PIPE Investment and Forward Purchase Agreement, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these consolidated financial statements are issued.

Offerpad Solutions Inc. | 2021 Form 10-K | 73

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Mezzanine Secured Credit Facilities

The Company utilizes mezzanine secured credit facilities to provide financing for the Company’s real estate inventory purchases and renovation. The mezzanine secured credit facilities are classified as current liabilities on the accompanying consolidated balance sheets as amounts drawn to purchase and renovate homes are due as homes are sold, which is expected to be within 12 months. These facilities are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$65,000	$58,767	13.00%	August 2022	August 2022
Facility with third-party lender 1	90,000	86,262	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	1,588	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	23,742	13.00%	December 2022	December 2022
Mezzanine secured credit facilities	$281,500	$170,359

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility 1 with a related party	$25,000	$6,195	13.00%
Facility 2 with a related party	43,450	13,056	13.34%
Mezzanine secured credit facilities	$68,450	$19,251

As of December 31, 2021, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock.

•
Mezzanine Secured Credit Facility 1 with a Related Party
In December 2021, the Company amended its mezzanine secured credit facility 1 with a related party, which, among other things, increased the borrowing capacity on the facility to $65.0 million upon execution of the agreement and amended the interest rate under the facility effective January 1, 2022. Borrowings on the mezzanine secured credit facility 1 with a related party accrue interest at a fixed rate of 13.0%. Effective January 1, 2022, borrowings on the mezzanine secured credit facility 1 with a related party accrue interest at a fixed rate of 11.0%.
•
Mezzanine Secured Credit Facility with Third-Party Lender 1
In December 2021, the Company amended its senior secured credit facility with financial institution 1, which among other things, replaced the related party mezzanine lender on the facility with an unrelated third-party lender, increased the borrowing capacity on the mezzanine portion of the facility to $90.0 million and amended the interest rate under the facility. Borrowings on the mezzanine secured credit facility with third-party lender 1 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility with Third-Party Lender 2
In December 2021, the Company entered into a loan and security agreement which provides for a $112.5 million mezzanine secured credit facility available over a 24-month term ($45.0 million of which is uncommitted). Borrowings on the mezzanine secured credit facility with third-party lender 2 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility 2 with a Related Party
In December 2021, the Company amended its mezzanine secured credit facility 2 with a related party, which, among other things, reduced the borrowing capacity on the facility to $14.0 million upon execution of the agreement, provides the Company with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion, and amended the interest rate under the facility effective January 1, 2022. Borrowings on the mezzanine secured credit facility 2 with a related party accrue interest at a fixed rate of 13.0%. Effective January 1, 2022, borrowings on the mezzanine secured credit facility 2 with a related party accrue interest at a fixed rate of 11.0%.

The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

Borrowings under the Company’s mezzanine secured credit facilities are collateralized by a second lien on the real estate inventory financed by the relevant credit facility. The lenders have legal recourse only to the assets securing the debt, and do

Offerpad Solutions Inc. | 2021 Form 10-K | 74

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

not have general recourse to Offerpad with limited exceptions. When the Company resells a home, the proceeds are used to reduce the outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of December 31, 2021, the Company was in compliance with all covenants.

Senior Secured Debt - Other

During July 2021, the Company entered into an arrangement with a third-party lender to support additional purchases of real estate inventory (“Senior Secured Debt - Other”). Borrowings on the Senior Secured Debt - Other accrue interest at a rate based on a Secured Overnight Financing Rate plus a margin of 5.74%. The weighted-average interest rate on the Senior Secured Debt - Other as of December 31, 2021 was 5.79%.

Notes Payable

In February 2020, the Company entered into a secured promissory note with a lender to finance the Company’s rooftop solar panel systems for a $4.3 million term loan. The note required the Company to make monthly principal and interest payments. The Company repaid $3.8 million on this note in September 2021 in connection with the Closing of the Business Combination transaction, which represented the outstanding balance on the note, together with accrued but unpaid interest. Accordingly, there are no amounts outstanding on this note as of December 31, 2021.

The Company had unsecured notes payable of $1.3 million at December 31, 2020 that were included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2020. The balance on each note, together with accrued but unpaid interest, was repaid in September 2021 in connection with the Closing of the Business Combination transaction.

The Company had unsecured notes payable to related parties of $2.4 million at December 31, 2020 that were included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2020. The balance on each note, together with accrued but unpaid interest, was repaid in September 2021 in connection with the Closing of the Business Combination transaction.

Secured Term Loan

On June 30, 2021, Offerpad entered into a credit agreement (the “First American Credit Agreement”) with First American Title Insurance Company, which is an affiliate of First American, which holds more than 5% of our Class A common stock. Additionally, Kenneth DeGiorgio, who is a member of our board of directors, is the chief executive officer of First American. Under the First American Credit Agreement, we borrowed a principal amount of $30.0 million.

In August 2021, we amended the First American Credit Agreement to borrow an additional $25.0 million. The loan accrued interest at an annual rate of 12.0%. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in September 2021 in connection with the Closing of the Business Combination. Accordingly, there are no amounts outstanding on this loan as of December 31, 2021.
NOTE 9. WARRANT LIABILITIES

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

No warrants were exercised during the period between the Business Combination and December 31, 2021. Accordingly, the Company had 13,416,637 public warrants and 8,366,667 private placement warrants outstanding as of December 31, 2021.

Public Warrants

Each public warrant entitles the registered holder to acquire one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below. The warrants became exercisable on October 23, 2021. A holder may exercise its warrants only for a whole number of shares of Class A common stock. This means only a whole warrant may

Offerpad Solutions Inc. | 2021 Form 10-K | 75

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Offerpad Solutions Inc. | 2021 Form 10-K | 76

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 10. FAIR VALUE MEASUREMENTS

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values because of their short-term nature. The Company’s credit facilities are carried at amortized cost and the carrying value approximates fair value because of their short-term nature.

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following as of December 31, 2021:

($ in thousands)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$14,356	$—	$—
Private placement warrant liabilities	$—	$—	$9,705

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021 at a fair value of $16.2 million. As of December 31, 2021, the estimated fair value of the public warrants was $14.4 million. The $1.8 million change in fair value of the public warrants between September 1, 2021 and December 31, 2021 is recorded in Change in fair value of warrant liabilities in our Consolidated Statements of Operations during the year ended December 31, 2021.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

($ in thousands)
Beginning balance	$—
Initial fair value of private placement warrants	10,291
Change in fair value of private placement warrants included in net income (loss)	(586)
Ending balance	$9,705

The fair value of the private placement warrants is estimated using the Black-Scholes-Merton option-pricing model based on the following key assumptions and significant inputs as of the respective valuation dates:

	December 31, 2021	September 30, 2021	September 1, 2021
Volatility	40.50%	34.50%	25.00%
Stock price	$6.40	$8.72	$8.80
Expected life of the options to convert	4.669	4.919	5.000
Risk-free rate	1.22%	0.98%	0.78%
Dividend yield	0.00%	0.00%	0.00%

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

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2021, 2020 and 2019.

Offerpad Solutions Inc. | 2021 Form 10-K | 77

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2021, we had 224,153,400 shares of Class A common stock issued and outstanding.

Prior to the Business Combination, Old Offerpad had outstanding shares of Series A, Series A-1, Series A-2, Series B and Series C convertible preferred stock (collectively, “Preferred Stock”). Upon the Closing of the Business Combination, each share of Old Offerpad’s Preferred Stock and common stock that was issued and outstanding immediately prior to the effective time of the Merger was cancelled and converted into Offerpad Solutions Inc. Class A common stock with the application of the Exchange Ratio as discussed in Note 3, Business Combination.

Additionally, we have outstanding warrants to purchase shares of Offerpad Solutions Class A common stock that will become exercisable securities in the future after certain requirements have been met. Refer to Note 9, Warrant Liabilities.

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

As of December 31, 2021, we had 14,816,236 shares of Class B common stock issued and outstanding.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights. As of December 31, 2021, there were no shares of Class C common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | 2021 Form 10-K | 78

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

NOTE 12. STOCK-BASED AWARDS

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

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s board of directors. As of December 31, 2021, the Company has granted restricted stock unit awards under the 2021 Plan to non-employee members of our board of directors.

In connection with the close of the Business Combination, the Company’s board of directors approved the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP. As of December 31, 2021, no shares have been issued under the ESPP.

Offerpad Solutions Inc. | 2021 Form 10-K | 79

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Stock Options

The following summarizes stock option activity during the years ended December 31, 2021, 2020 and 2019:

	Options Issued Under Plan (in thousands)	Nonemployee Options (in thousands)	Total Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	3,947	68	4,015	$2.81	8.84	$22,106
Retroactive conversion of shares due to Business Combination	25,786	446	26,232	(2.44)
Outstanding as of December 31, 2018, as converted	29,733	514	30,247	0.37	8.84	22,106
Granted	3,337	38	3,375	1.24
Exercised	(576)	—	(576)	0.29
Forfeited	(9,377)	—	(9,377)	0.25
Outstanding as of December 31, 2019	23,117	552	23,669	0.55	7.71	16,275
Granted	4,294	964	5,258	1.22
Exercised	—	—	—	—
Forfeited	(1,336)	—	(1,336)	0.54
Outstanding as of December 31, 2020	26,075	1,516	27,591	0.68	7.40	14,619
Granted	1,559	—	1,559	1.22
Exercised	(1,947)	(543)	(2,490)	0.36
Forfeited	(526)	(558)	(1,084)	0.85
Outstanding as of December 31, 2021	25,161	415	25,576	0.73	6.82	137,170
Exercisable as of December 31, 2021			19,065	0.62	6.31	86,526
Vested and expected to vest as of December 31, 2021			25,576	0.73	6.82	137,170

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

Offerpad Solutions Inc. | 2021 Form 10-K | 80

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

No option awards have been granted from the date of the Business Combination through December 31, 2021. The range of assumptions used in the Black-Scholes Model for options granted during 2021 prior to the Business Combination are as follows:

2021 Range
Expected term (in years)	5.97 - 6.10
Risk-free interest rate	0.64% - 0.67%
Expected volatility	52.5% - 52.7%
Dividend yield	—
Fair value on grant date	$4.49 - $4.55

Restricted Stock Units

The Company did not grant restricted stock unit (“RSU”) awards during the years ended December 31, 2020 and 2019. The Company granted RSUs with service vesting conditions during the year ended December 31, 2021 to non-employee members of our board of directors. The vesting period for these RSU awards generally ranges from three months to three years, subject to continued service on the board of directors.

The following summarizes RSU award activity during the year ended December 31, 2021:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	203	7.88
Vested and settled	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	203	7.88

As of December 31, 2021, 14,520 RSUs have vested, but have not yet been settled in shares of the Company’s common stock, pursuant to elections made by certain non-employee members of our board of directors to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

Offerpad Solutions Inc. | 2021 Form 10-K | 81

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Stock-based Compensation Expense

The Company recognized stock-based compensation expense of $3.1 million, $1.4 million and $1.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, as part of operating expenses in the accompanying consolidated statements of operations.

As of December 31, 2021, the Company had $4.9 million of unrecognized stock-based compensation expense related to outstanding awards.

NOTE 13. VARIABLE INTEREST ENTITIES

The Company formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties. Each SPE is a wholly owned subsidiary of the Company and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities, and the Company is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within the Company’s consolidated financial statements.

The following summarizes the assets and liabilities related to the VIEs as of December 31:

($ in thousands)	2021	2020
Assets
Restricted cash	$24,616	$6,804
Accounts receivable	4,845	1,638
Inventory	1,132,571	171,212
Prepaid expenses and other current assets	2,871	1,036
Property and equipment, net	—	2,772
Total assets	$1,164,903	$183,462
Liabilities
Accounts payable	$2,810	$716
Accrued and other current liabilities	3,537	575
Secured credit facilities and notes payable, net - current portion	1,026,196	173,539
Secured credit facilities and notes payable - net of current portion	—	653
Total liabilities	$1,032,543	$175,483

Offerpad Solutions Inc. | 2021 Form 10-K | 82

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

NOTE 14. EARNINGS PER SHARE

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

The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss)	$6,460	$(23,118)	$(51,952)
Denominator:
Weighted average common shares outstanding, basic	118,571	57,865	57,848
Dilutive effect of stock options (1)	24,644	—	—
Dilutive effect of restricted stock units	5	—	—
Dilutive effect of preferred stock (1)	—	—	—
Dilutive effect of warrants (1)	—	—	—
Weighted average common shares outstanding, diluted	143,220	57,865	57,848
Net income (loss) per share, basic	$0.05	$(0.40)	$(0.90)
Net income (loss) per share, diluted	$0.05	$(0.40)	$(0.90)
Anti-dilutive securities excluded from diluted income (loss) per share:
Anti-dilutive stock options (1)	—	27,591	23,669
Anti-dilutive preferred stock (1)	—	138,612	126,986
Anti-dilutive warrants (1)	—	1,887	1,887

(1)
Due to the net loss during each of the years ended December 31, 2020 and 2019, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

NOTE 15. INCOME TAXES

The Company is subject to federal and state income taxes in the United States.

Income (loss) before income taxes was $6.6 million, $(23.0) million and $(51.7) million during the years ended December 31, 2021, 2020 and 2019, respectively.

Income tax expense consisted of the following for the respective periods:

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	170	163	254
Total current	170	163	254
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Income tax expense	$170	$163	$254

Offerpad Solutions Inc. | 2021 Form 10-K | 83

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Years Ended December 31,
(In thousands, except percentages)	2021		2020		2019
Provision at federal statutory income tax rate	$1,392	21.0%	$(4,821)	21.0%	$(10,857)	21.0%
Incentive stock options	647	9.8%	286	(1.2)%	266	(0.5)%
State income taxes	360	5.4%	(446)	1.9%	(2,003)	3.9%
Transaction costs	(1,226)	(18.5)%	—	0.0%	—	0.0%
Valuation allowance	(675)	(10.2)%	4,999	(21.8)%	12,363	(23.9)%
Change in fair value of warrant liabilities	(517)	(7.8)%	—	0.0%	—	0.0%
Other	189	2.9%	145	(0.6)%	485	(1.0)%
Effective income tax rate	$170	2.6%	$163	(0.7)%	$254	(0.5)%

Deferred tax assets and liabilities consist of the following as of December 31:

($ in thousands)	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$26,721	$27,847
State net operating loss carryforwards	4,703	5,133
Operating lease liabilities	1,284	—
Other	2,762	1,892
Gross deferred tax assets	35,470	34,872
Valuation allowance	(33,336)	(34,011)
Deferred tax assets, net of valuation allowance	2,134	871
Deferred tax liabilities:
Operating lease right-of-use asset	(1,187)	—
Property and equipment	(874)	(865)
Other	(73)	(6)
Gross deferred tax liabilities	(2,134)	(871)
Net deferred income taxes	$—	$—

As of December 31, 2021, the Company had federal net operating loss carryforwards of $119.7 million to offset future taxable income, of which $21.9 million expires at various dates ranging from 2036 through 2037 if not utilized, with the remaining $97.8 million having no expiration. The Company also has U.S. state net operating loss carryforwards of $102.7 million, of which $67.8 million expires at various dates ranging from 2032 through 2040 if not utilized, with the remaining $34.9 million having no expiration.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, the Company has determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Therefore, the Company recorded a full valuation allowance equal to the amount of the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance decreased by $0.7 million during the year ended December 31, 2021, and increased $5.0 million and $12.4 million during the years ended December 31, 2020 and 2019, respectively.

The Internal Revenue Code contains provisions that limit the utilization of net operating loss carryforwards and tax credit carryforwards if there has been an ownership change. Such ownership change, as described in Section 382 of the Internal Revenue Code, may limit the Company’s ability to utilize its net operating loss carryforwards and tax credit carryforwards on a yearly basis. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of utilization or the expiration of the relevant carryforward period. The Company determined that an ownership change occurred on February 10, 2017. An analysis was performed and while utilization of net operating losses would be limited in years prior to December 31, 2020, subsequent to that date, there is no limitation on the Company’s ability to utilize its net operating losses. As such, the ownership change has no impact to the carrying value of the Company’s net operating loss carryforwards or ability to use them in future years.

Uncertain Tax Positions

Offerpad Solutions Inc. | 2021 Form 10-K | 84

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

During the years ended December 31, 2021, 2020 and 2019, the Company had no uncertain tax positions.

Income Tax Audits

The Company files in U.S. federal and various state income tax jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2017 due to the accumulated net operating losses that are carried forward.

NOTE 16. RELATED-PARTY TRANSACTIONS

LL Credit Facilities

As of December 31, 2021, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities as of December 31:

	2021		2020
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$85,000	$81,926	$225,000	$105,397
Mezzanine secured credit facilities with a related party	$79,000	$82,509	$68,450	$19,251

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $85.0 million and $14.0 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $65.0 million. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

From September 10, 2021 through December 15, 2021, we were party to a loan and security agreement (the “Loan and Security Agreement”) for which LL Private Lending Fund II, L.P was a lender for the mezzanine facility under the Loan and Security Agreement. On December 16, 2021, we amended the Loan and Security Agreement, which among other things, replaced LL Private Lending Fund II, L.P. as a lender on the facility with an unrelated third-party lender.

We paid interest for borrowings under the LL facilities of $11.7 million, $8.2 million and $16.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Commercial Relationship with First American Financial Corporation

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of our board of directors, is the chief executive officer of First American. We use First American’s services in the ordinary course of its home-buying and home-selling activities. We paid First American $11.9 million, $7.1 million and $6.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, for its services, inclusive of the fees for property data services.

Credit Agreement with First American

On June 30, 2021, Offerpad entered into a credit agreement (the “First American Credit Agreement”) with First American Title Insurance Company, which is an affiliate of First American, which holds more than 5% of our Class A common stock. Additionally, Kenneth DeGiorgio, who is a member of our board of directors, is the chief executive officer of First American. Under the First American Credit Agreement, we borrowed a principal amount of $30.0 million.

In August 2021, we amended the First American Credit Agreement to borrow an additional $25.0 million. The largest amount of principal outstanding under the First American Credit Agreement, as amended, was $55.0 million. The loan accrued interest at an annual rate of 12.0%. We used the loan to help continue to fund our ongoing operations through the consummation of the

Offerpad Solutions Inc. | 2021 Form 10-K | 85

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Business Combination. The principal amounts of the loan, together with all accrued but unpaid interest, were repaid in connection with the Closing of the Business Combination.

Notes Payable

From August 2015 to January 2017, Offerpad issued an aggregate of $1.1 million in notes payable to immediate family members of Brian Bair, Offerpad’s chief executive officer and a member of its board of directors. The notes payable accrued interest at a rate of 14.0% per annum, were pre-payable and had no set maturity date. Offerpad paid interest for borrowings under the notes payable of $0.1 million, $0.2 million and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. Since 2018, the largest amount of principal outstanding under these notes payable was $1.1 million. The principal amount of each note, together with all accrued but unpaid interest, was repaid in connection with the Closing of the Business Combination.

Convertible Preferred Stock Financings

In February 2019 and February 2020, Offerpad issued and sold to First American 3,764,606 and 501,947 shares, respectively, of its Series C convertible preferred stock for a total purchase price of $85.0 million.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law during the respective periods:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Mr. Bair’s brother 1	$572	$260	$240
Mr. Bair’s brother 2	469	313	216
Mr. Bair’s sister-in-law	141	120	145
	$1,182	$693	$601

NOTE 17. COMMITMENTS AND CONTINGENCIES

Homes Purchase Commitments

As of December 31, 2021, the Company was under contract to purchase 2,182 homes for an aggregate purchase price of $658.8 million.

Other Purchase Obligations

The Company’s other purchase obligations principally include commitments relating to marketing, information technology and administration services. As of December 31, 2021, the Company had other purchase obligations of $1.6 million, with $1.2 million payable within 12 months.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 6, Leases, for further details.

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. The residential real estate market is seasonal and varies from market to market. Typically, the greatest number of transactions occur in the spring and summer, with fewer transactions occurring in the fall and winter. Our financial results, including revenue, margins, inventory, and financing costs, have historically had seasonal characteristics generally consistent with the residential real estate market, a trend we expect to continue in the future.

The following summarizes our unaudited quarterly results of operations for each of the fiscal quarters in 2021 and 2020 and should be read in conjunction with other information included in our consolidated financial statements and related notes. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting of normal recurring adjustments that we consider necessary for a fair presentation of our consolidated financial position and operating results for the quarters presented.

Offerpad Solutions Inc. | 2021 Form 10-K | 86

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

	2021
(In thousands, except per share data, unaudited)	December 31	September 30	June 30	March 31
Revenue	$867,540	$540,287	$378,647	$283,972
Gross profit	70,292	53,122	50,864	33,537
Income from operations	3,335	3,458	11,529	1,444
Net income (loss)	12,806	(15,303)	9,190	(233)
Net income (loss) per share, basic (1)	$0.05	$(0.13)	$0.15	$0.00
Net income (loss) per share, diluted (1)	$0.05	$(0.13)	$0.04	$0.00

	2020
(In thousands, except per share data, unaudited)	December 31	September 30	June 30	March 31
Revenue	$223,230	$186,365	$287,007	$367,655
Gross profit	25,255	19,765	17,861	24,898
Income (loss) from operations	424	(1,921)	(5,240)	(7,021)
Net loss	(1,319)	(2,944)	(7,390)	(11,465)
Net loss per share, basic (1)	$(0.02)	$(0.05)	$(0.13)	$(0.20)
Net loss per share, diluted (1)	$(0.02)	$(0.05)	$(0.13)	$(0.20)

(1)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share may not equal annual basic and diluted income (loss) per share.

NOTE 19. SUBSEQUENT EVENTS

The Company has determined that there have been no events that have occurred that would require recognition in the consolidated financial statements or additional disclosure herein.

Offerpad Solutions Inc. | 2021 Form 10-K | 87

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by this Item 9 was previously reported in our Current Report on Form 8-K/A that was filed with the Securities and Exchange Commission on September 7, 2021.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have continued these remediation efforts subsequent to the Closing of the Business Combination, which has included ensuring that appropriate controls exist over the review and approval process associated with the accounting for significant and unusual transactions. As a result of these efforts, our management has concluded that the previously identified material weakness has been remediated as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an audit report from our independent registered public accounting firm, Deloitte & Touche LLP, due to a transition period established by rules of the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting.

As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on September 1, 2021, which was accounted for as a reverse recapitalization whereby Old Offerpad was determined as the accounting acquirer and Supernova as the accounting acquiree. Prior to the Business Combination, Supernova was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Accordingly, Supernova’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as Supernova’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | 2021 Form 10-K | 88

Item 9B. Other Information.

The Company intends to hold its 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) on June 2, 2022. The 2022 Annual Meeting will be held virtually by means of remote communication. The details of the 2022 Annual Meeting, including how stockholders can log into the virtual meeting, vote and submit questions, will be disclosed in the Company’s definitive proxy statement for the 2022 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Offerpad Solutions Inc. | 2021 Form 10-K | 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following details certain information about our board of directors:

Name	Age	Position
Brian Bair	45	Chief Executive Officer and Chairman of the Board
Katie Curnutte	42	Director
Kenneth DeGiorgio	50	Director
Alexander Klabin	45	Director
Ryan O’Hara	53	Director
Sheryl Palmer	60	Director
Roberto Sella	56	Director

Brian Bair has served as Offerpad’s Chief Executive Officer since he founded Offerpad in July 2015 with a mission to provide the best way to buy and sell a home, including as the Chief Executive Officer and Chairman of Offerpad Solutions Inc. since September 2021. Mr. Bair has had a strong influence in the real estate industry over the past 15 years, having pioneered several successful real estate service models that aim to give sellers and buyers more certainty and control. Prior to founding Offerpad, Mr. Bair served as the founder and president at Bair Group Real Estate from April 2008 to June 2015. Additionally, Mr. Bair co-founded Lexington Financial in March 2011, and served as its managing member from March 2011 to March 2012. He also co-founded Bridgeport Financial Services in May 2008, a company that specialized in acquiring distressed homes, and served as its managing member from May 2008 to May 2011. Mr. Bair has also consulted for national companies on how to acquire, renovate and sell homes. Mr. Bair has also served as an advisory member for the Freddie Mac Housing of Tomorrow Council since January 2020.

We believe that Mr. Bair is qualified to serve as Chairman of our board of directors due to his extensive experience in the real estate industry and his history as Offerpad’s founder.

Katie Curnutte has served on our board of directors since September 2021. Ms. Curnutte is a founding partner at Kingston Marketing Group (“KMG”), a start-up focused, global marketing and communications firm founded in September 2019. At KMG, she runs communications strategy for notable companies. Before KMG, Ms. Curnutte was senior vice president of communications and public affairs at Zillow from July 2008 to August 2019. Since its inception in March 2021, Ms. Curnutte serves on the board of directors of Supernova Partners Acquisition Company II. Ms. Curnutte graduated from the University of Illinois Urbana-Champaign with a B.S. in Journalism.

We believe Ms. Curnutte is qualified to serve on our board of directors due to her experience in communications, public affairs and scaling technology companies.

Kenneth DeGiorgio served as a member of the board of directors for OfferPad, Inc. from February 2019 until September 2021 and on the board of directors of Offerpad Solutions Inc. since September 2021. Mr. DeGiorgio also serves as chief executive officer of First American Financial Corporation (“FAF”), a public company engaged in title insurance and settlement services, a position he has held since February 2022, having been previously named president in May 2021. Prior to his appointment as president, Mr. DeGiorgio served as FAF’s executive vice president, overseeing FAF’s international division, trust company and various corporate functions from 2010 until his promotion.

We believe Mr. DeGiorgio is qualified to serve on our board of directors due to his extensive real estate and business experience and knowledge of Offerpad’s business and operations.

Alexander M. Klabin served as a member of Supernova’s board of directors since its inception until September 2021, and on the board of directors of Offerpad Solutions Inc. since September 2021. Mr. Klabin co-founded Senator Investment Group in early 2008 where he served as managing partner and co-chief investment officer until 2020 and has served as executive chairman of Sotheby’s Financial Services since October 2020. Mr. Klabin has served as a member of the board of directors of Supernova Partners Acquisition Co II, Ltd, and Supernova Partners Acquisition Co III, Ltd. since both of their inceptions in March 2021. He is a member of the board of directors of several private companies. Additionally, Mr. Klabin serves as a Trustee of the New York Philharmonic, The Allen-Stevenson School and is a member of the Leadership Council of The Robin Hood Foundation. Mr. Klabin received a B.A. degree in English Literature from Princeton University.

We believe Mr. Klabin is well qualified to serve on our board of directors due to his significant investment and corporate finance experience.

Offerpad Solutions Inc. | 2021 Form 10-K | 90

Ryan O’Hara has served on our board of directors since September 2021. Mr. O’Hara has served as an advisor to Apollo Global Management, a global alternative investment management firm, in the technology and media sectors since January 2020. From June 2019 to December 2019, Mr. O’Hara served as the chief executive officer of Shutterfly, Inc., a public image sharing company, where he also served as a member of the board of directors from June 2019 to October 2019. Prior to Shutterfly, from January 2015 to June 2019, Mr. O’Hara served as the chief executive officer of Move Inc., a real estate listing company, which operates real estate websites including Realtor.com. Mr. O’Hara has also served as a board member on the board of REA Group Limited from June 2017 to April 2019. Mr. O’Hara currently serves on two public company boards of directors: Thryv Holdings, Inc., a company specializing in small business management software, and TKB Critical Technologies 1, a special purpose acquisition company. Mr. O’Hara also currently serves on the advisory council for the Stanford University Center on Longevity. Mr. O’Hara holds a B.A. in Economics from Stanford University, an M.B.A. from Harvard Business School and the Director Certificate from Harvard Business School.

We believe Mr. O’Hara is qualified to serve on our board of directors because of his significant knowledge of the technology sector and his experience serving on the board of directors of both public and private companies.

Sheryl Palmer has served on our board of directors since September 2021. Ms. Palmer has served as the president, chief executive officer and a member of the board of directors of Taylor Morrison Home Corporation (“Taylor Morrison”), a public national homebuilder and developer, since August 2007. She has also served as Taylor Morrison’s chairman of the board of directors since May 2017. Ms. Palmer brings over 30 years of cross-functional building experience to her position, including leadership in land acquisition, sales and marketing, development and operations management. In addition to her employment with Taylor Morrison, Ms. Palmer currently serves as a member of the board of directors and the audit and compensation committees of Interface, Inc., a leading publicly traded global manufacturer of modular carpet, as a member of the board of directors and executive committee of HomeAid America, a national non-profit that works with the local building industry to build and renovate multi-unit shelters for homeless families, as chairman of the board of directors for Building Talent Foundation, and as a member of the executive committee of the Joint Center for Housing Studies at Harvard University.

We believe Ms. Palmer’s over 30 years of real estate industry experience and her role as a seasoned public company director will make her a valuable member of our board of directors.

Roberto Sella served as a member of the board of directors of OfferPad, Inc. from February 2019 until September 2021, and on the board of directors of Offerpad Solutions Inc. since September 2021. Mr. Sella is the founder of LL Funds, an alternative asset manager and private equity fund, and has served as LL Funds’ managing partner since inception in March 2009. Mr. Sella currently serves on the board of directors of several private companies. Mr. Sella received his B.A. in Economics and Mathematics from the University of Wisconsin and M.B.A. from The Wharton School, University of Pennsylvania.

We believe Mr. Sella is qualified to serve on our board of directors because of his extensive investment experience, financial expertise and knowledge of Offerpad’s business and operations.

Information about our Executive Officers

The following details certain information about our executive officers:

Name	Age	Position
Brian Bair	45	Chief Executive Officer and Chairman of the Board
Stephen Johnson	51	Chief Operating Officer
Michael Burnett	54	Chief Financial Officer
Benjamin Aronovitch	43	Chief Legal Officer

The biography for Mr. Bair appears above under the heading “Information About Our Directors.”

Stephen Johnson has served as Offerpad’s Chief Operating Officer since August 2020. Before joining Offerpad, Mr. Johnson provided consultation services to multiple private equity-owned growth companies, delivering strategic and general management support from June 2019 to August 2020. Previously, Mr. Johnson held various roles at MSCI, Inc., a finance company, and its subsidiaries. He was Managing Director of Innovation Transformation at MSCI, Inc. from March 2018 to June 2019 and served as both President of InvestorForce, Inc., a provider of reporting solutions to institutional investors, and Managing Director at MSCI from March 2017 to October 2018. Prior to these positions, Mr. Johnson was the Chief Operating Officer and Managing Director at MSCI Analytics from March 2015 to March 2017, after having been Chief Operating Officer at InvestorForce, Inc. and Executive Director at MSCI from May 2010 to March 2015. Mr. Johnson holds a B.A. in Economics and History from Yale University and an M.B.A. from Harvard Business School.

Michael Burnett has served as Offerpad’s Chief Financial Officer since October 2019. Previously, Mr. Burnett served as Executive Vice President and Chief Financial Officer at AV Homes, Inc., a national homebuilder and developer, from October 2013 to October 2018. Prior to this, Mr. Burnett served as Group Vice President, Finance, Treasury and Investor Relations for

Offerpad Solutions Inc. | 2021 Form 10-K | 91

JDA Software Group, Inc., a leading global software provider offering supply chain management solutions, from November 2009 to October 2013. Mr. Burnett holds a B.S. in Accounting from Miami University.

Benjamin Aronovitch has served as Offerpad’s Chief Legal Officer since October 2020. Previously, Mr. Aronovitch was Vice President and Deputy General Counsel at Taylor Morrison from September 2013 to October 2020. Prior to Taylor Morrison, Mr. Aronovitch was a corporate attorney at Paul, Weiss, Rifkind, Wharton & Garrison LLP from May 2010 to September 2013 and Cravath, Swaine & Moore LLP from October 2006 to May 2010. Mr. Aronovitch holds a B.A. in Political Science and Economics from McGill University and law degrees from McGill and Oxford University. He is a member of the New York Bar and is admitted to practice in Arizona.

Corporate Governance

Audit Committee and Audit Committee Financial Expert

We have a separately-designed standing audit committee that consists of Katie Curnutte, Alexander Klabin and Sheryl Palmer, with Sheryl Palmer serving as the chair of the committee. Each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable the NYSE rules. In arriving at this determination, our board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Our board of directors has determined that each of Sheryl Palmer and Alexander Klabin qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, investor.offerpad.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

General

In this Compensation Discussion and Analysis (“CD&A”), we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2021, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2021 and the material factors considered in making those decisions. Our NEOs for the year ended December 31, 2021, which consist of our principal executive officer, our principal financial officer and other two executive officers for fiscal year 2021 are:

•
Brian Bair, Chief Executive Officer;
•
Michael Burnett, Chief Financial Officer;
•
Benjamin Aronovitch, Chief Legal Officer; and
•
Stephen Johnson, Chief Operating Officer.

Executive Summary

2021 Highlights.

On September 1, 2021, the Business Combination closed and we transitioned into becoming a new public company. In connection with the Business Combination, we engaged Pay Governance as our independent compensation consultant to help structure a competitive executive compensation program from a public company perspective, position executive compensation by relevant market data, and make individual compensation decisions factoring in comparable positions at companies with which we compete for talent. We intend to implement these decisions as part of our 2022 executive compensation program.

As a general matter, our executive compensation program consists of annual base salary, target annual cash incentive opportunities and equity-based long-term incentives. This CD&A provides a description of each of these elements for fiscal year ending 2021. We will continue to evaluate, develop and evolve our executive compensation program as we progress as a newly public company.

Offerpad Solutions Inc. | 2021 Form 10-K | 92

Compensation Governance and Best Practices.

We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What We Do		What We Do Not Do
✓	Emphasize performance-based, at-risk compensation.	X	Do not guarantee annual salary increases.
✓	Emphasize the use of equity compensation to promote executive retention and reward long-term value creation.	X	Do not grant uncapped annual cash incentives or guaranteed equity compensation.
✓	Weight the overall pay mix towards incentive compensation for senior executives.	X	Do not provide significant or excessive perquisites.
✓	Engage an independent compensation consultant to directly advise our Compensation Committee.	X	Do not provide any compensation-related tax gross-ups.

Stockholder Advisory Vote on Executive Compensation

We expect to ask our stockholders to vote, at our 2023 annual meeting of stockholders, on a non-binding, advisory vote to approve the compensation of our NEOs (the “Say-on-Pay Vote”). We are not required to hold a Say-on-Pay Vote in 2022; however, at our 2022 annual meeting of stockholders, we expect to ask our stockholders to vote in a non-binding, advisory vote regarding the frequency of our Say-on-Pay Votes.

Executive Compensation Objectives and Philosophy

The key objectives of our executive compensation program are to attract, motivate, and reward leaders who create an inclusive and diverse environment and have the skills and experience necessary to successfully execute on our strategic plan to maximize stockholder value. Our executive compensation program is designed to:

•
Attract and retain talented and experienced executives in a competitive and dynamic market;
•
Motivate our NEOs to help our Company achieve the best possible financial and operational results;
•
Provide reward opportunities consistent with our performance on both a short-term and long-term basis that are industry competitive, flexible, fiscally responsible and linked to our overall business objectives; and
•
Align the long-term interests of our NEOs with those of our stockholders.

We strive to provide a competitive total compensation opportunity to executives while balancing other important factors. Executives may be compensated above or below levels of compensation for similar positions found in the external market based on factors such as experience, performance, scope of position and the competitive demand for proven executive talent, as described further below under “—Determination of Executive Compensation.”

Determination of Executive Compensation

Role of Compensation Committee and Executive Officers

The Compensation Committee is responsible for establishing and overseeing our executive compensation programs and we expect that the Compensation Committee will annually review and determine the compensation to be provided to our NEOs, including with respect to our Chief Executive Officer.

In setting executive compensation, the Compensation Committee will consider a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to the Chief Executive Officer’s own compensation) and members of our human resources team, current and past total compensation, competitive market data and analysis provided by the Compensation Committee’s independent compensation consultant, Company performance and each executive’s impact on performance, each executive’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership, and internal equity pay considerations. Our Chief Executive Officer’s recommendations are based on his evaluation of each other NEO’s individual performance and contributions, of which our Chief Executive Officer has direct knowledge.

Role of Compensation Consultant

In order to design a competitive executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, our Compensation Committee has retained Pay Governance as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in designing, maintaining and administering our executive compensation program. The Compensation Committee has evaluated Pay Governance’s independence pursuant to the requirements of NYSE and SEC rules and has determined that Pay Governance does not have any conflicts of interest in advising the Compensation Committee.

Offerpad Solutions Inc. | 2021 Form 10-K | 93

We are in the process of developing a peer group with Pay Governance and we expect to refer to this peer group in structuring our executive compensation program for fiscal year 2022. Our Compensation Committee may also refer to compensation survey data.

Elements of Compensation

Overview

The primary elements of our NEOs’ compensation and the main objectives of each are:

•
Base Salary. Base salary attracts and retains talented executives in a competitive market, recognizes individual roles and level of responsibilities, and provides stable income;
•
Annual Performance-Based Incentive Compensation. Annual cash incentives promote and reinforce the attainment of short-term performance objectives and reward executives for their contributions toward achieving those objectives; and
•
Equity Based Long-Term Incentive Compensation. Equity compensation, which we have historically provided in the form of stock options to purchase shares of our common stock (each, an “Offerpad Option”), aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance, and helps retain executive talent. In 2021, we did not grant any equity or equity-based compensation to our NEOs.

In addition, our NEOs are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We have also entered into employment agreements with certain of our NEOs, which include severance benefits, among other things. Such arrangements aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control. Each of these elements of compensation for 2021 is described further below

Base Salary

The base salaries of our named executive officers are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salaries provide our NEOs with a reasonable degree of financial certainty and stability. Our Compensation Committee intends to annually review and determine the base salaries of our executives and evaluate the base salaries of new hires at the time of hire. In 2021, we approved incremental base salary increases for our named executive officers in light of cost of living considerations. Our NEOs’ base salaries were as set forth below for 2021:

Named Executive Officer	2021 Annualized Base Salary
Brian Bair	$450,000
Michael Burnett	$332,413
Benjamin Aronovitch	$328,473
Stephen Johnson	$327,281

Cash Incentive Compensation

2021 Annual Cash Incentive Program

We consider annual cash incentives to be an important component of our total compensation program by providing incentives necessary to retain and motivate executive officers to achieve important financial and strategic performance objectives. The Company currently maintains an annual cash incentive program in which certain eligible employees at the director level and above, including our named executive officers, participate. Each NEO is eligible to receive an annual performance-based cash incentive based on a specified target award amount, expressed as a percentage of the named NEO’s base salary. In fiscal 2021, our NEOs participated in our annual cash incentive program at the following target percentages of base salary:

Named Executive Officer	Target Annual Incentive Opportunity as a Percentage of Base Salary
Brian Bair	60%
Michael Burnett	50%
Benjamin Aronovitch	50%
Stephen Johnson	50%

The target annual cash incentive opportunities for each of our named executive officers in 2021 were not increased or changed from fiscal year 2020.

Offerpad Solutions Inc. | 2021 Form 10-K | 94

Under the 2021 program, the annual cash incentives were earned based upon the achievement of pre-determined Company performance for 2021 for the following performance measures: home sales, closing goals, pre-tax net income (“PTNI”) goals and return on investment, each of which comprised 25% of the participant’s annual incentive opportunity for 2021.

The target goals with respect to each performance measure under our 2021 annual cash incentive program are set forth in the following table:

Performance Measure	Target Performance Goal
Home Sales	5,861
Closing Goals	1,995
PTNI Goals (1)	($55,200,000)
Return on Investment	3.5%

(1) PTNI generally is calculated as income/loss before income taxes, calculated in accordance with GAAP.

Under the 2021 incentive program, participants were eligible to receive a percentage of the participant’s target annual cash incentive opportunity, ranging from 0% to 150%, based on the level at which each of the performance goals was achieved, as set forth in the following table:

Performance Level	% Payout (1)
Below Threshold	0%
Threshold	50%
Target	100%
Stretch 1	125%
Stretch 2	150%

(1) For each performance goal, if actual performance falls between the “threshold” and “target” levels specified above, the “threshold” level will apply. In addition, if actual performance falls between the “target” and “Stretch 1” levels specified above or between the “Stretch 1” and “Stretch 2” levels specified above, the percentage of such performance goal that is earned will be determined by using linear interpolation as between the applicable levels.

The actual results that we achieved with respect to each performance goal under our 2021 annual cash incentive program are set forth in the following table:

Performance Measure	2021 Actual Achievement	% of Target Goal Achieved
Home Sales	6,373	110%
Closing Goals	1,667	50%
PTNI Goals	$6,800,000	150%
Return on Investment	7.6%	150%

The NEOs’ actual 2021 annual cash incentive awards are set forth in the column titled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” below.

Other Cash Compensation

In addition, our Compensation Committee awarded to each of Messrs. Burnett and Aronovitch (the Chief Financial Officer and Chief Legal Officer, respectively) a discretionary performance bonus in the amount of $200,000 related to their exceptional contributions during 2021, including in connection with the Business Combination.

Equity-Based Long-Term Incentive Awards

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interests of our executives with our stockholders.

In 2021, prior to the Closing of the Business Combination, we maintained the 2016 Stock Option and Grant Plan, which was terminated in connection with the Closing (the “2016 Plan”). Under the 2016 Plan, we offered awards of Offerpad Options to eligible service providers, including our NEOs. In connection with the completion of the Business Combination and the adoption of the 2021 Incentive Award Plan (the “2021 Plan”), no further awards will be granted under the 2016 Plan. However, any outstanding awards granted under the 2016 Plan will remain outstanding, subject to the terms of the 2016 Plan and applicable award agreement.

In 2021, we did not grant any equity or equity-based compensation to our NEOs.

Offerpad Solutions Inc. | 2021 Form 10-K | 95

Actual Performance of 2017 CEO Stock Options

In 2017, we granted to Mr. Bair stock option awards that were scheduled to vest based on stock price performance goals. In connection with the Closing of the Business Combination, the Board determined that each of the Company performance goals applicable to each of the Offerpad Options then-held by Mr. Bair were satisfied. Accordingly, all of Mr. Bair’s then-unvested Offerpad Options vested and became exercisable as of immediately prior to the Closing. For additional information on Mr. Bair’s Offerpad Options, see the section titled, “—Outstanding Equity Awards at Fiscal Year-End” below.

Employee Benefits and Perquisites

Retirement Savings, Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements; in 2021, each of our NEOs participated in the 401(k) plan. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2021, the Company did not make matching contributions under the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Health and Welfare Plans

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, and life insurance.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Perquisites; No Tax Gross-Ups

All of our employees, including our named executive officers, are eligible to participate in the Company’s FLEX agent listing services program on substantially the same arms-length terms as those prevailing at the time for comparable transactions with non-related parties; however, under the program, we offer a 1% discount on commission payments to all of our employees, including our named executive officers (the “FLEX Employee Discount”). In December 2021, in connection with the sale of his personal residence, Mr. Bair participated in the FLEX Employee Discount. The actual amount of such savings are set forth in the column titled “All Other Compensation” in the “Summary Compensation Table” below. No other named executive officer received a FLEX Employee Discount in 2021.

Other than as noted above, we do not currently provide perquisites to our NEOs, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide additional perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of the executive’s duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved by the Board or Compensation Committee.

In addition, we do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.

Severance and Change in Control Arrangements

We are currently party to Employment Agreements (as defined below) with each of our NEOs. The Employment Agreements with each of Messrs. Burnett, Aronovitch and Johnson provide for severance benefits and payments upon certain qualifying terminations of employment, including in connection with a “change in control” of the Company. We believe that these types of arrangements are necessary to attract and retain executive talent and are a customary component of executive compensation. In particular, such arrangements can enhance alignment with stockholders by encouraging management to pursue transactions that create value for stockholders irrespective of the potential for job loss or diminution of duties and can encourage retention through the conclusion of the transaction. The payments and benefits provided under the Employment Agreements are designed to be competitive with market practices. A description of these arrangements, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2021, are set forth in “—Potential Payments Upon Termination or Change in Control” below.

Offerpad Solutions Inc. | 2021 Form 10-K | 96

Other Policies and Considerations

Section 409A

The Compensation Committee takes into account whether components of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A of the Internal Revenue Code, and aims to structure these components to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

“Golden Parachute” Payments

Sections 280G and 4999 of the Internal Revenue Code provide that certain executive officers and other service providers who are highly compensated or hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a tax deduction on the amounts subject to this additional tax. While the Compensation Committee may take the potential forfeiture of such tax deduction into account when making compensation decisions, it will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by us. We do not provide any tax gross-ups to cover excise taxes under Section 4999 in connection with a change in control.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, (“ASC Topic 718”), for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with our management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in its proxy statement for the 2022 Annual Meeting of Stockholders.

Ryan O’Hara (Chair)

Kenneth DeGiorgio

Alexander Klabin

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during our fiscal years ended December 31, 2021 and December 31, 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Brian Bair	2021	450,000	–	–	310,689	23,000	783,689
Chief Executive Officer	2020	269,330	–	–	190,328	–	459,658
Michael Burnett	2021	332,125	200,000 (4)	–	191,246	–	723,371
Chief Financial Officer	2020	318,125	–	–	162,500	–	480,625
Benjamin Aronovitch	2021	328,338	200,000 (4)	–	188,983	–	717,321
Chief Legal Officer	2020	62,500 (5)	200,000	649,513	–	–	912,013
Stephen Johnson	2021	327,192	–	–	188,299	–	515,491
Chief Operating Officer	2020	118,750 (5)	–	668,430	63,934	–	851,114

(1) Amounts reflect the full grant-date fair value of Offerpad Options granted to the named individual, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all Offerpad Options made to our NEOs in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

Offerpad Solutions Inc. | 2021 Form 10-K | 97

(2) Amounts for fiscal years 2020 and 2021 represent payments earned by our NEOs based upon the achievement of pre-established performance objectives for fiscal years 2020 and 2021 and which were paid in cash in 2021 and 2022, respectively. Please see the description of the 2021 annual cash incentive program under “Cash Incentive Compensation” in the CD&A above.

(3) Amount reflects the aggregate FLEX Employee Discount realized by Mr. Bair in connection with the sale of his personal residence in December 2021. Please see the description of the FLEX Employee Discount under “Retirement Savings, Health and Welfare Benefits” in the CD&A above.

(4) Amounts reflect payment of a one-time discretionary bonus to each of Messrs. Burnett and Aronovitch.

(5) Messrs. Aronovitch and Johnson commenced employment with the Company on October 12, 2020 and August 10, 2020, respectively. Each of their respective salaries was prorated for the portion of the 2020 fiscal year during which he was employed.

Grants of Plan-Based Awards in Fiscal 2021

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2021 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards made during fiscal year 2021.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Brian Bair	135,000	270,000	405,000
Michael Burnett	83,103	166,207	249,310
Benjamin Aronovitch	82,118	164,237	246,355
Stephen Johnson	81,820	163,641	245,461

(1) Amounts reflect potential payouts under our 2021 annual cash incentive program at threshold, target and maximum (or “Stretch 2”) amounts based on 2021 base salaries. Please see the description of the annual cash incentive program under “Cash Incentive Compensation” in the CD&A above.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Named Executive Officer Employment Agreements

We have entered into offers of employment letters or employment agreements (collectively, the “Employment Agreements”) with each of our named executive officers. The material terms of the Employment Agreements are described below.

Brian Bair

On August 6, 2016, we entered into an offer of employment letter with Mr. Bair, pursuant to which he serves as our Chief Executive Officer. Mr. Bair’s offer letter provides for at-will employment, an annual base salary, a 60% target bonus opportunity and eligibility to participate in the benefit plans and programs maintained for the benefit of our executive employees. In addition, Mr. Bair’s offer letter contains customary confidentiality and assignment of inventions provisions, as well as standard non-compete and employee non-solicitation restrictions effective during employment and for 12 months thereafter.

In March 2022, we entered into a new employment agreement with Mr. Bair, which supersedes this offer letter.

Michael Burnett; Benjamin Aronovitch; Stephen Johnson

The Employment Agreements with each of Messrs. Burnett, Aronovitch and Johnson are dated October 21, 2019, September 24, 2020 and August 10, 2020, respectively. The term of employment under these Employment Agreements is for one year; the term will automatically renew for successive one-year periods, unless either party provides at least 45 days of advance written notice of the party’s intention not to renew the then-current term. Pursuant to their respective Employment Agreements, Messrs. Burnett, Aronovitch and Johnson are entitled to receive an annual base salary of $325,000 per year, pro-rated for partial years of employment. In addition, the executives are eligible to participate in the health and welfare benefit plans and programs maintained by us for the benefit of our employees, as well as the paid-time-off programs maintained by us for the benefit of our executives generally.

Each of Messrs. Burnett, Aronovitch and Johnson is eligible to earn annual performance-based cash incentive award, based on the achievement of specified performance goals established by our Board and targeted at 50% of the executive’s annual base salary. The payment of any annual cash incentive, to the extent any such bonus becomes payable, will be made within 90 days following the end of the applicable calendar year in a form mutually agreed upon by the Board and the applicable executive;

Offerpad Solutions Inc. | 2021 Form 10-K | 98

any such payment will be contingent upon the executive’s continued employment through the last day of the applicable calendar year.

In addition, in connection with the commencement of his employment with us in 2020, Mr. Aronovitch was paid a cash sign-on bonus of $100,000.

In addition, the Employment Agreements with Messrs. Burnett, Aronovitch and Johnson each contain customary confidentiality and assignment of inventions provisions, as well as (i) standard non-compete and employee non-solicitation restrictions effective during employment and for 18 months thereafter and (ii) non-disparagement provisions, effective during employment and for 24 months thereafter.

The severance benefits and payments payable to Messrs. Burnett, Aronovitch and Johnson upon certain qualifying terminations of their employment are summarized below under the section titled, “—Potential Payments Upon Termination or Change in Control”.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for our named executive officers as of December 31, 2021. None of our NEOs held any restricted stock or restricted stock unit awards as of December 31, 2021.

			Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Bair	2/10/2017	(1)	968,418	–	0.73	2/9/2027
	2/10/2017	(1)	1,792,809	–	0.69	2/9/2027
	7/11/2017	(1)	95,191	–	0.69	7/10/2027
	7/11/2017	(1)	29,272	–	0.69	7/10/2027
Michael Burnett	10/17/2019	10/21/2019 (2)	564,956	564,956	1.24	10/16/2029
Benjamin Aronovitch	10/27/2020	10/12/2020 (2)	273,062	819,186	1.23	10/26/2030
Stephen Johnson	10/27/2020	8/10/2020 (2)	353,097	776,815	1.23	10/26/2030

(1) Each of these Offerpad Options were eligible to vest and become exercisable with respect to one-third of the shares underlying the Offerpad Option upon our Board’s good faith determination that the per share value of Offerpad’s common stock (on a fully-diluted basis) equals or exceeds three times (3x), four times (4x) and/or five times (5x), in each case, of the exercise price applicable to the Offerpad Option. On February 5, 2019, one-third (1/3) of the shares subject to these Offerpad Options vested in connection with Offerpad’s attainment of the initial stock price goal, as determined by our Board. In addition, in connection with the Closing of the Business Combination, the Board determined that each of the Company performance goals applicable to the Offerpad Options held by Mr. Bair were satisfied. Accordingly, all of Mr. Bair’s then-unvested Offerpad Options vested and became exercisable upon the Closing.

(2) Each of these Offerpad Options vests and becomes exercisable over a four-year period, subject to the executive’s continued employment with the Company or its affiliates through the applicable vesting date, as follows: (i) 25% of the shares underlying the Offerpad Option on the first annual anniversary of the vesting commencement date and (ii) 75% of the shares underlying the Offerpad Option in 12 substantially equal installments on each quarterly anniversary of the vesting commencement date thereafter. In addition, upon the occurrence of a “sale event” (as defined in the 2016 Plan), the Offerpad Option will accelerate and become fully vested and exercisable.

Option Exercises and Stock Vested in Fiscal 2021

During the year ended December 31, 2021, none of our NEOs exercised any portion of their respective Offerpad Options.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Brian Bair	–	–
Michael Burnett	–	–
Benjamin Aronovitch	–	–
Stephen Johnson	–	–

Offerpad Solutions Inc. | 2021 Form 10-K | 99

Potential Payments Upon Termination or Change in Control

Executive Employment Agreements

As noted above, we are party to Employment Agreements with each of our named executive officers. The Employment Agreements provide severance benefits and payments to certain of our named executive officers upon qualifying terminations of their employment, as summarized below.

Brian Bair

Mr. Bair’s employment offer letter, as in effect as of December 31, 2021, did not provide for any severance benefits or payments upon qualifying terminations of employment, including in connection with a “change in control” of the Company.

Michael Burnett; Benjamin Aronovitch; Stephen Johnson

Under the Employment Agreements with each of Messrs. Burnett, Aronovitch and Johnson, on a termination of employment by the Company without “cause,” by the executive for “good reason” (each, as defined in the applicable Employment Agreement) or, with respect to Mr. Aronovitch, due to the Company’s non-renewal of the employment term, in any case, the applicable executive is eligible to receive the following severance payments and benefits:

(i)
in the case of Mr. Burnett, an amount equal to 12 months of his then-current base salary, payable in equal installments in accordance with the Company’s normal payroll policies; provided that if such termination occurs in contemplation of, or within 12 months following, a Sale Event (as defined in the 2016 Plan), Mr. Burnett is entitled to an amount equal to 12 months of his then-current base salary, payable in a single lump sum;
(ii)
in the case of Mr. Aronovitch, an amount equal to six months of his then-current base salary, payable in equal installments in accordance with the Company’s normal payroll policies; provided that if such termination occurs in contemplation of or within 12 months following a Sale Event, Mr. Aronovitch is entitled to an amount equal to six months of his then-current base salary, payable in a single lump sum;
(iii)
in the case of Mr. Johnson, an amount equal to six months of his then-current base salary, payable in equal installments in accordance with the Company’s normal payroll policies; provided that if such termination occurs in contemplation of or within 12 months following a Sale Event, such severance amount will be paid in a single lump sum; and
(iv)
each of Messrs. Burnett, Aronovitch and Johnson is also eligible to receive (A) payment of any annual cash incentive that the executive has earned in respect of the calendar year ending on or prior to the applicable date of termination; and (B) Company-subsidized healthcare coverage at the same levels as in effect on the date of termination for up to 12 months (for Mr. Burnett) and up to six months (for Messrs. Aronovitch and Johnson) following the applicable date of termination.

Each of the executives’ eligibility to receive such severance payments and benefits upon certain qualifying terminations of employment, as described above, is subject to the executive’s (i) timely execution and non-revocation of a general release of claims in favor of the Company and (ii) continued compliance with the restrictive covenant obligations described above under “—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table—Named Executive Officer Employment Agreements.”

In addition, in connection with entering into their respective Employment Agreements, the Offerpad Options granted to Messrs. Burnett, Aronovitch and Johnson (i) will accelerate and become fully vested and exercisable upon a “sale event” of the Company (as defined in the 2016 Plan) and (ii) may be exercised for a period of up to one year following a termination of service with the Company for any reason. Additional information on the executives’ outstanding option awards can be found under the section titled “—Outstanding Equity Awards at Fiscal Year-End” above.

Offerpad Solutions Inc. | 2021 Form 10-K | 100

Estimated Potential Payments

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment or a “change in control”, in any case, occurring on December 31, 2021. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by the NEO during his employment that are available to all salaried employees.

Name	Payment or Benefit	Termination Without Cause, for Good Reason or due to Non-Renewal (no Change in Control) ($) (1)	Change in Control (no Termination) ($)	Termination Without Cause, for Good Reason or due to Non-Renewal in Connection with a Change in Control ($)
Brian Bair	Cash	–	–	–
	Equity Acceleration (2)	–	–	–
	Continued Healthcare	–	–	–
	Total (3)	–	–	–
Michael Burnett	Cash	523,659	–	523,659
	Equity Acceleration (2)	–	2,915,173	2,915,173
	Continued Healthcare	16,337	–	16,337
	Total (3)	539,996	2,915,173	3,455,169
Benjamin Aronovitch	Cash	353,220	–	353,220
	Equity Acceleration (2)	–	4,235,192	4,235,192
	Continued Healthcare	8,675	–	8,675
	Total (3)	361,895	4,235,192	4,597,087
Stephen Johnson	Cash	351,940	–	351,940
	Equity Acceleration (2)	–	4,016,134	4,016,134
	Continued Healthcare	8,169	–	8,169
	Total (3)	360,109	4,016,134	4,376,243

(1) Amounts reflect the payments that would be made to our NEOs on a termination of employment by the Company without “cause,” by the executive for “good reason” (each, as defined in the applicable Employment Agreement) or, with respect to Mr. Aronovitch, due to the Company’s non-renewal of the employment term.

(2) With respect to Offerpad Options, amounts reflected were calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $6.40, the closing trading price of our common stock on December 31, 2021 and (ii) subtracting the exercise price for the options.

(3) Amounts shown are the maximum potential payment the NEO would have received as of December 31, 2021.

2021 Director Compensation

Director Compensation Program

In 2021, prior to the effectiveness of the Director Compensation Program (as defined below), one non-employee director, James Satloff, received an annual cash fee of $60,000 for services on our Board. None of our other non-employee directors received compensation from the Company for their services on our Board prior to the Closing.

Effective as of September 1, 2021, our Board adopted a non-employee director compensation program (the “Director Compensation Program”). The Director Compensation Program provides for annual cash retainer fees and long-term equity awards for each of our non-employee directors, other than Roberto Sella (each, an “Eligible Director”). The Director Compensation Program consists of the following components:

Cash Compensation:

•
Annual Retainer: $50,000
•
Annual Committee Chair Retainer:
o
Audit: $20,000
o
Compensation: $20,000
o
Nominating and Governance: $10,000

Offerpad Solutions Inc. | 2021 Form 10-K | 101

•
Annual Committee Member (Non-Chair) Retainer:
o
Audit: $10,000
o
Compensation: $10,000
o
Nominating and Governance: $5,000
•
Lead Independent Director: $25,000

The annual cash retainers will be paid in quarterly installments in arrears. Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation:

•
Initial Grant: Each Eligible Director who is initially elected or appointed to serve on our Board after the Closing will be granted, automatically on the date on which such Eligible Director is appointed or elected to serve on the Board, an award of restricted stock units covering shares of our common stock (“RSUs”) with an aggregate value of $300,000.

Each Initial Grant will vest with respect to one-third of the RSUs on each of the first three anniversaries of the grant date, subject to continued service

•
Annual Grant: An Eligible Director who is serving on our Board as of the date of an annual meeting of stockholders (beginning with calendar year 2022) automatically will be granted, on the date of such annual meeting, an award of RSUs with an aggregate value of $150,000.

Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

•
Award Terms:

The number of RSUs subject to an Initial Grant and/or Annual Grant will be determined by dividing the value of the award by the average closing price of the Company’s common stock for the 30 consecutive calendar days prior to (and including) the date immediately preceding the applicable grant date.

In addition, each equity award granted to an Eligible Director under the Director Compensation Program will vest in full immediately prior to the occurrence of a “change in control” (as defined in the 2021 Plan), to the extent the Eligible Director will not become, as of immediately following such change in control, a board member of the Company or its ultimate parent company.

In connection with the Closing of the Business Combination, we granted each Eligible Director an award of RSUs under the 2021 Plan with an aggregate value of $300,000. These RSU awards represent the Initial Grants for Eligible Directors, and are eligible to vest with respect to one-third of the RSUs subject thereto on each of the first three anniversaries of the Closing date (i.e., September 1, 2021), subject to continued service.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.

Director Deferred Compensation Plan

Effective as of September 1, 2021, our Board adopted the Offerpad Solutions, Inc. Deferred Compensation Plan for Directors (the “Deferred Compensation Plan”). The Deferred Compensation Plan permits our non-employee directors to (i) receive all or a portion of their annual cash retainers (including any cash retainers for service on a committee) earned under the Director Compensation Program in the form of fully vested RSUs and (ii) defer the settlement of all or a portion of any RSU awards granted under the Director Compensation Program.

With respect to 2021, Kenneth DeGiorgio, Alexander Klabin, Ryan O’Hara and Sheryl Palmer each elected to defer 100% of their annual cash retainers and RSU awards earned or granted under the Director Compensation Program.

Offerpad Solutions Inc. | 2021 Form 10-K | 102

Director Compensation Table

The following table sets forth compensation paid to or earned by our non-employee directors during the year ended December 31, 2021.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Vaughn Bair (3) (4)	–	–	–
Katie Curnutte	20,000	300,000	320,000
Kenneth DeGiorgio	23,333 (5)	300,000	323,333
Alexander Klabin	23,333 (5)	300,000	323,333
James Morrissey (3)	–	–	–
Shivraj Mundy (3)	–	–	–
Ryan O’Hara	25,000 (5)	300,000	325,000
Sheryl Palmer	25,000 (5)	300,000	325,000
James Satloff (3)	55,000	–	55,000
Roberto Sella	–	–	–

(1) Brian Bair, our Chief Executive Officer, did not receive any compensation for his services as a member of our Board in 2021; the compensation paid to Mr. Bair for the services he provided to our Company during 2021 is reflected in the section titled, “Executive Compensation Tables—Summary Compensation Table.”

(2) Amounts reflect the full grant-date fair value of RSU awards granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all such awards made to our directors in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

(3) The services of each of Messrs. Vaughn Bair, Morrissey, Mundy and Satloff on our Board ended upon the Closing of the Business Combination.

(4) In addition to serving on our Board during 2021, Mr. Vaughn Bair was employed as a non-executive employee of the Company pursuant to an offer letter by and between the Company and Mr. Vaughn Bair, dated as of August 5, 2016. This offer letter generally provides for at-will employment, an annual base salary of $150,000, a 60% target bonus opportunity under our annual bonus program, participation in our health and welfare plans and customary restrictive covenants. In 2021, Mr. Vaughn Bair received an annual base salary of $313,000; Mr. Bair did not receive additional compensation for his services on our Board during 2021.

(5) Amounts include the full value of the named individual’s annual cash retainer (including any cash retainers for service on a committee), including any portion thereof that was paid in the form of fully vested RSUs, pursuant to the named individual’s election under the Deferred Compensation Plan. The number of RSUs granted is determined by dividing the value of the aggregate amount of cash fees earned by the closing price of the Company’s common stock on the applicable date the cash fees would have otherwise been paid.

The following table shows the aggregate numbers of Offerpad Options (exercisable and unexercisable) and outstanding RSU awards held as of December 31, 2021 by each non-employee director.

Name	Option Awards Outstanding at 2021 Fiscal Year End (#)	RSU Awards Outstanding at 2021 Fiscal Year End (#) (A)
Vaughn Bair	1,747,100	–
Katie Curnutte	–	37,617
Kenneth DeGiorgio	–	41,122
Alexander Klabin	–	41,122
James Morrissey	–	–
Shivraj Mundy	–	–
Ryan O’Hara	–	41,372
Sheryl Palmer	–	41,372
James Satloff (B)	167,129	–
Roberto Sella	–	–

(A) Amounts include RSUs which have vested, but have not yet been settled in shares of our common stock, pursuant to the named individual’s election to defer settlement thereof under the Deferred Compensation Plan, as set forth in the following table:

Offerpad Solutions Inc. | 2021 Form 10-K | 103

Name	Vested and Unsettled RSU Awards Outstanding at 2021 Fiscal Year End (#)
Kenneth DeGiorgio	3,505
Alexander Klabin	3,505
Ryan O’Hara	3,755
Sheryl Palmer	3,755

(B) Upon Mr. Satloff’s departure from our Board, in connection with the Closing of the Business Combination, we accelerated the vesting of a portion of Mr. Satloff’s unvested Offerpad Option to reflect his partial service between his last occurring vesting date and departure date. Following such departure, Mr. Satloff will have one year from the Closing to exercise any vested Offerpad Options held by him.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2021)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	—	—	28,763,939(2)
Options to purchase common stock	25,576,327(3)	$0.73(4)	—
Restricted stock units	202,605(5)	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	25,778,932	$0.73	28,763,939

(1) Consists of the OfferPad 2016 Stock Option and Grant Plan (the “2016 Plan”), the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) and the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”).

(2) No additional awards will be granted under the 2016 Plan and, as a result, no shares remain available for issuance for new awards under the 2016 Plan. The number of shares of our Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by our board of directors. The number of shares of our Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by our board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP.

(3) Consists of 25,576,327 outstanding options to purchase stock under the 2016 Plan. As of December 31, 2021, there were no outstanding options under the 2021 Plan.

(4) As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2016 Plan was $0.73.

(5) Consists of 202,605 outstanding restricted stock units under the 2021 Plan. As of December 31, 2021, no restricted stock units have been granted under the 2016 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following sets forth the beneficial ownership of Offerpad’s Class A Common Stock and Class B Common Stock as of February 1, 2022 by:

•
each person who is known to be the beneficial owner of more than 5% of the outstanding shares of Offerpad’s Class A Common Stock or Class B Common Stock;
•
each of Offerpad’s current named executive officers and directors; and
•
all current executive officers and directors of Offerpad as a group.

Offerpad Solutions Inc. | 2021 Form 10-K | 104

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 224,297,545 shares of Class A common stock and 14,816,236 shares of Class B common stock outstanding as of February 1, 2022. “Percentage of Total Voting Power” represents voting power with respect to all outstanding shares of our Class A common stock and Class B common stock, as a single class, as of February 1, 2022. The holders of our Class B common stock are entitled to 10 votes per share, and holders of our Class A common stock are entitled to one vote per share. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 1, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, Offerpad believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Percentage of Total Voting Power
Name and Address of Beneficial Owner(1)	Shares	%	Shares	%
5% or Greater Stockholders
Supernova Partners LLC(2)	16,561,250	7.2%	—	—	4.4%
Entities affiliated with LL Capital Partners I, L.P.(3)	100,249,983	44.7%	—	—	26.9%
First American Financial Corporation(4)	32,138,883	14.3%	—	—	8.6%
Jerry Coleman(5)	18,714,704	8.2%	—	—	5.0%
Named Executive Officers and Directors
Brian Bair(6)	17,701,926	7.3%	14,816,236	100.0%	40.2%
Stephen Johnson(7)	423,715	*	—	—	*
Michael Burnett(8)	635,572	*	—	—	*
Benjamin Aronovitch(9)	341,322	*	—	—	*
Katie Curnutte	—	—	—	—	—
Kenneth DeGiorgio(11)	—	—	—	—	—
Alexander M. Klabin(10)(11)	6,000,000	2.7%	—	—	1.6%
Ryan O’Hara(11)	—	—	—	—	—
Sheryl Palmer(11)	35,000	*	—	—	*
Roberto Sella(3)	100,628,089	44.9%	—	—	27.0%
All directors and executive officers as a group (10 individuals)	125,765,624	51.4%	14,816,236	100.0%	68.5%

* Less than one percent.

(1) Unless otherwise noted, the business address of each of those listed in the table above is 2150 E Germann Rd., Suite 1, Chandler, AZ 85286.

(2) Based solely on a Schedule 13D filed with the SEC on September 13, 2021. Includes 9,861,250 shares of Class A Common Stock and 6,700,000 warrants to purchase Class A Common Stock that became exercisable beginning on October 23, 2021. Supernova Partners LLC is governed by a board of managers consisting of four managers: Spencer M. Rascoff, Alexander M. Klabin, Robert D. Reid and Michael S. Clifton. As a result, each of Messrs. Rascoff, Klabin, Reid, and Clifton may be deemed to share beneficial ownership of the securities owned by Supernova Partners LLC. However, each manager of Supernova Partners LLC has one vote, and the approval of a majority of the manager is required to approve any action of Supernova Partners LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of at least a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. The address of Supernova Partners LLC is 4301 50th Street NW, Suite 300 PMB 1044, Washington, D.C. 20016.

(3) Based solely on a Schedule 13D filed with the SEC on September 13, 2021. Consists of shares of Class A Common Stock held by LL Capital Partners I, L.P. and by SIF V, LLC. LLCP I GP, LLC is the general partner of LL Capital Partners I, L.P. and exercises voting and dispositive power over the shares noted herein held by LL Capital Partners I, L.P. LLCP II GP, LLC is the general partner of SIF V, LLC and exercises voting and dispositive power over the shares noted herein held by SIF V, LLC. Roberto Sella is the sole manager of SIF V, LLC and LLCP II GP, LLC. As the sole manager of SIF V, LLC and LLCP II GP, LLC, Roberto Sella may be deemed to have voting and dispositive power for the shares noted herein held by LL Capital Partners I, L.P. and SIF V, LLC. Each of LL Capital Partners I, L.P., SIF V, LLC and Roberto Sella separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o LL Funds, LLC, 2400 Market Street Philadelphia, PA 19103.

Offerpad Solutions Inc. | 2021 Form 10-K | 105

(4) Based solely on a Schedule 13D filed with the SEC on September 10, 2021. Consists of shares of Class A Common Stock held of record by First American Financial Corporation (“First American”). The management of First American exercises voting and dispositive power with respect to these securities. The board of directors of First American is responsible for appointing all of the members of management, and no member of the board of directors of First American is deemed to beneficially own the shares of common stock held by First American. The address for First American Financial Corporation is 1 First American Way, Santa Ana, CA 97207.

(5) Based solely on a Schedule 13D filed with the SEC on September 13, 2021. Includes 2,885,690 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 1, 2022.

(6) Consists of (i) 2,648,229 shares of our Class B Common Stock held by the BBAB 2021 Irrevocable Trust, (ii) 12,168,007 shares of Class B Common Stock held directly and (iii) 2,885,690 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 1, 2022.

(7) Consists of 423,715 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 1, 2022.

(8) Consists of 635,572 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 1, 2022.

(9) Consists of 341,322 shares of Class A Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 1, 2022.

(10) Consists of (i) 4,500,000 shares of Class A Common Stock and (ii) 1,500,000 warrants to purchase shares of Class A common stock that became exercisable beginning on October 23, 2021 held by an entity controlled by Mr. Klabin.

(11) Does not include 3,505 shares of Class A Common Stock for each of Mr. DiGiorgio and Mr. Klabin, and 3,755 shares of Class A Common Stock for each of Mr. O’Hara and Ms. Palmer, associated with RSUs that have vested, but have not yet been settled in shares of our common stock, pursuant to the named individual’s election to defer settlement thereof under the Deferred Compensation Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our legal department is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairperson of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

All transactions described below that were entered into following the Closing were undertaken in compliance with our Related Person Transaction Policy described above, including review and approval by our Audit Committee

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Offerpad’s Related Party Transactions

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock, or any member of the immediate family of any of the foregoing

Offerpad Solutions Inc. | 2021 Form 10-K | 106

persons, since January 1, 2021, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

LL Credit Facilities

As of December 31, 2021, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities as of December 31, 2021:

($ in thousands)	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$85,000	$81,926
Mezzanine secured credit facilities with a related party	$79,000	$82,509

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $85.0 million and $14.0 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $65.0 million. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

From September 10, 2021 through December 15, 2021, we were party to a loan and security agreement (the “Loan and Security Agreement”) for which LL Private Lending Fund II, L.P was a lender for the mezzanine facility under the Loan and Security Agreement. On December 16, 2021, we amended the Loan and Security Agreement, which among other things, replaced LL Private Lending Fund II, L.P. as a lender on the facility with an unrelated third-party lender.

We paid interest for borrowings under the LL facilities of $11.7 million during the year ended December 31, 2021.

Commercial Relationship with First American Financial Corporation

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. We use First American’s services in the ordinary course of its home-buying and home-selling activities. We paid First American $11.9 million during the year ended December 31, 2021 for its services, inclusive of the fees for property data services.

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

Notes Payable

From August 2015 to January 2017, Offerpad issued an aggregate of $1.1 million in notes payable to immediate family members of Brian Bair, Offerpad’s chief executive officer and a member of its board of directors. The notes payable accrued interest at a rate of 14.0% per annum, were pre-payable and had no set maturity date. Offerpad paid interest for borrowings under the notes payable of $0.1 million during the year ended December 31, 2021. The principal amount of each note, together with all accrued but unpaid interest, was repaid in connection with the Closing of the Business Combination.

Offerpad Solutions Inc. | 2021 Form 10-K | 107

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law during the year ended December 31, 2021:

($ in thousands)
Mr. Bair’s brother 1	$572
Mr. Bair’s brother 2	469
Mr. Bair’s sister-in-law	141
$1,182

Brian Bair Home Sale

In December 2021, Mr. Bair, our Chairman and Chief Executive Officer, sold a personal residence for $2.3 million using the Company’s Flex agent listing services. The transaction was conducted in the ordinary course of business, on substantially the same arms-length terms as those prevailing at the time for comparable transactions with non-related parties, other than as relates to the application of a customary employee discount that is made available to all of our employees generally.

Supernova’s Related Party Transactions

Supernova entered into a forward purchase agreement with affiliates of the Supernova Sponsor pursuant to which such affiliates committed to purchase, and did purchase from Supernova 5,000,000 units, consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A Common Stock for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that closed concurrently with the closing of the Business Combination with Offerpad.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, Supernova, the Supernova Insiders and Offerpad entered into the Sponsor Support Agreement pursuant to which the Supernova Insiders agreed to, among other things, vote to adopt and approve the Merger Agreement and the Transactions, in each case, subject to the terms and conditions of the Sponsor Support Agreement. The Sponsor and each independent officer and director of Supernova has entered into a letter agreement with Supernova in connection with the Supernova IPO, pursuant to which they agreed to vote any shares of Supernova capital stock held by them in favor of the Transactions. The Supernova Sponsor and each of the Supernova Insiders also agreed to not transfer any lock-up shares (i) during the period prior to Closing, and (ii) during the period of 180 days after the Closing Date, in each case, subject to limited exceptions including (x) with respect to 33% of the Lock-Up Shares if the closing price of Supernova’s Class A common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days following the Closing and (y) with respect to an additional 50% of the Lock-Up Shares if the closing price of the Company’s Class A common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days following the Closing. Such restrictions apply to the shares of the Company’s Class A common stock and the Company’s warrants. In addition, the Sponsor has agreed that 20% of its shares of Class B common stock issued in connection with the IPO (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Company’s Class A common stock equals or exceeds $12.00 for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited.

Registration Rights Agreement

At the Closing, the Company, the Supernova Sponsor, certain independent directors of Supernova, the parties to the Supernova Forward Purchase Agreements, certain former stockholders of Offerpad and other parties entered into an Amended and Restated Registration Rights Agreement, pursuant to which we have agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our common stock and other equity securities that are held by the parties thereto from time to time. The Registration Rights Agreement will terminate on the earlier of (i) the five year anniversary of the date of the Registration Rights Agreement or (ii) with respect to any Holder (as defined therein), on the date that such Holder no longer holds any Registrable Securities (as defined therein).

Director Independence

As a result of our Class A Common Stock being listed on the New York Stock Exchange (“NYSE”), we are required to comply with the applicable rules of the NYSE in determining whether a director is independent. Our board has undertaken a review of the independence of each of our board members and has determined that each of Katie Curnutte, Kenneth DeGiorgio, Alexander Klabin, Ryan O’Hara and Sheryl Palmer qualifies as “independent” as defined under the applicable the NYSE rules.

Offerpad Solutions Inc. | 2021 Form 10-K | 108

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Offerpad Solutions Inc. | 2021 Form 10-K | 109

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

(a)(2) Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the consolidated financial statements or the related footnotes.

(a)(3) The following is a list of exhibits filed as part of this Annual report on Form 10-K

Offerpad Solutions Inc. | 2021 Form 10-K | 110

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of March 17, 2021, by and among the Registrant, Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc.	10-Q	001-39641	2.1	11/10/21
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
4.1	Warrant Agreement, dated as of October 20, 2020, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-255079	4.1	8/9/21
4.2	Specimen Class A Common Stock Certificate of Offerpad Solutions Inc.	S-4	333-255079	4.2	8/9/21
4.3	Specimen Warrant Certificate	S-4	333-255079	4.4	8/9/21
4.4	Description of Securities					*
10.1#	Form of Indemnity Agreement	S-4	333-255079	10.24	8/9/21
10.2	Amended and Restated Registration Rights Agreement, dated September 1, 2021	8-K/A	001-39641	10.7	9/7/21
10.3#	Offerpad Solutions 2021 Incentive Award Plan	8-K/A	001-39641	10.10	9/7/21
10.4#	Offerpad Solutions 2021 Employee Stock Purchase Plan	8-K/A	001-39641	10.11	9/7/21
10.5#	Amended and Restated OfferPad, Inc. 2016 Stock Option and Grant Plan					*
10.6#	Form of Incentive Stock Option Agreement under the OfferPad, Inc. 2016 Stock Option and Grant Plan	S-4	333-255079	10.23(a)	8/9/21
10.7#	Offerpad Solutions Inc. Non-Employee Director Compensation Program	8-K/A	001-39641	10.22	9/7/21
10.8#	Offerpad Solutions Inc. Director Deferred Compensation Plan					*
10.9#	Offer of Employment Agreement, dated as of August 5, 2016, by and between OfferPad, Inc. and Brian Bair	S-4	333-255079	10.26	8/9/21
10.10#	Employment Agreement, dated as of August 10, 2020, by and between OfferPad, Inc. and Stephen Johnson	S-4	333-255079	10.27	8/9/21
10.11#	Employment Agreement, dated as of September 24, 2020, by and between OfferPad, Inc. and Benjamin Aronovitch	S-4	333-255079	10.28	8/9/21
10.12#	Employment Agreement, dated as of October 21, 2019, by and between OfferPad, Inc. and Michael Burnett					*
10.13+	Sixth Amended and Restated Loan and Security Agreement, dated as of December 16, 2021, by and among Offerpad (SPVBorrower1), LLC, LL Private Lending Fund, L.P., LL Private Lending Fund II, L.P. and LL Funds, LLC	8-K	001-39641	10.2	12/20/21
10.14+	Second Amended and Restated Mezzanine Loan and Security Agreement, dated as of December 16, 2021, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.3	12/20/21
10.15+	Second Amended and Restated Master Loan and Security Agreement, dated as of June 23, 2021, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	S-4	333-255079	10.31	8/9/21
10.16

Amendment No. 1 to the Second Amended and Restated Master Loan and Security Agreement, dated as of July 16, 2021, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.

		S-4	333-255079	10.31(a)	8/9/21
10.17	Amendment No. 2 to the Second Amended and Restated Master Loan and Security Agreement, dated as of October 22, 2021, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	10-Q	001-39641	10.7	11/10/21

Offerpad Solutions Inc. | 2021 Form 10-K | 111

10.18	Credit Agreement, dated as of June 30, 2021, by and between OfferPad, Inc. and First American Title Insurance Company	S-4	333-255079	10.32	8/9/21
10.19	Amendment No. 1, dated August 12, 2021, to the Credit Agreement dated as of June 30, 2021, by and between OfferPad, Inc. and First American Title Insurance Company.	8-K/A	001-39641	10.24(a)	9/7/21
10.20+	Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent	8-K	001-39641	10.1	9/15/21
10.21+	Amendment No. 1 dated December 16, 2021, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent	8-K	001-39641	10.1	12/20/21
21.1	List of Subsidiaries					*
23.1	Consent of Deloitte & Touche LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

None.

Offerpad Solutions Inc. | 2021 Form 10-K | 112

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: March 7, 2022	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 7, 2022	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Bair	Chief Executive Officer and	March 7, 2022
Brian Bair	Chairman of the Board (Principal Executive Officer)

/s/ Michael Burnett	Chief Financial Officer	March 7, 2022
Michael Burnett	(Principal Financial Officer and Principal Accounting Officer)

/s/ Katie Curnutte	Director	March 7, 2022
Katie Curnutte

/s/ Kenneth DeGiorgio	Director	March 7, 2022
Kenneth DeGiorgio

/s/ Alexander Klabin	Director	March 7, 2022
Alexander Klabin

/s/ Ryan O’Hara	Director	March 7, 2022
Ryan O’Hara

/s/ Sheryl Palmer	Director	March 7, 2022
Sheryl Palmer

/s/ Roberto Sella	Director	March 7, 2022
Roberto Sella

Offerpad Solutions Inc. | 2021 Form 10-K | 113