Form 10-Q
period 2022-03-31
Offerpad Solutions Inc.
filed 2022-05-04
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 230,434,419 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

•
our ability to respond to general economic conditions;
•
the health of the U.S. residential real estate industry;
•
our ability to grow market share in our existing markets or any new markets we may enter;
•
the impact of the COVID-19 pandemic;
•
our ability to manage our growth effectively;
•
our ability to accurately value and manage inventory, and to maintain an adequate and desirable supply of inventory;
•
our ability to successfully launch new product and service offerings, and to manage, develop and refine our technology platform;
•
our ability to maintain and enhance our products and brand, and to attract customers;
•
our ability to achieve and maintain profitability in the future; and
•
the success of strategic relationships with third parties.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		March 31,	December 31,
(in thousands, except par value per share) (Unaudited)		2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$198,167	$169,817
Restricted cash		37,591	24,616
Accounts receivable		21,796	6,165
Inventory		871,511	1,132,571
Prepaid expenses and other current assets		10,004	9,808
Total current assets		1,139,069	1,342,977
Property and equipment, net		5,408	5,146
Other non-current assets		5,918	4,959
TOTAL ASSETS	(1)	$1,150,395	$1,353,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$8,637	$6,399
Accrued and other current liabilities		29,917	35,027
Secured credit facilities and notes payable, net		725,809	861,762
Secured credit facilities and notes payable - related party		59,742	164,434
Total current liabilities		824,105	1,067,622
Warrant liabilities		18,397	24,061
Other long-term liabilities		4,466	3,830
Total liabilities	(2)	846,968	1,095,513
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 229,977 and 224,154 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively		23	22
Class B common stock, $0.0001; 20,000 shares authorized; 14,816 shares issued and outstanding as of March 31, 2022 and December 31, 2021		2	2
Additional paid in capital		394,470	389,601
Accumulated deficit		(91,068)	(132,056)
Total stockholders’ equity		303,427	257,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,150,395	$1,353,082

________________

(1)
Our consolidated assets as of March 31, 2022 and December 31, 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $37,591 and $24,616; Accounts receivable, $19,909 and $4,845; Inventory, $871,511 and $1,132,571; Prepaid expenses and other current assets, $3,482 and $2,871; Total assets of $932,493 and $1,164,903, respectively.
(2)
Our consolidated liabilities as of March 31, 2022 and December 31, 2021 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $5,199 and $2,810; Accrued and other current liabilities, $2,606 and $3,537; Secured credit facilities and notes payable, net, $785,551 and $1,026,196; Total liabilities, $793,356 and $1,032,543, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(in thousands, except per share data) (Unaudited)	2022	2021
Revenue	$1,373,837	$283,972
Cost of revenue	1,241,695	250,435
Gross profit	132,142	33,537
Operating expenses:
Sales, marketing and operating	69,888	25,076
General and administrative	14,657	4,734
Technology and development	3,182	2,283
Total operating expenses	87,727	32,093
Income from operations	44,415	1,444
Other income (expense):
Change in fair value of warrant liabilities	5,664	—
Interest expense	(7,196)	(1,918)
Other income, net	4	241
Total other expense	(1,528)	(1,677)
Income (loss) before income taxes	42,887	(233)
Income tax expense	(1,899)	—
Net income (loss)	$40,988	$(233)
Net income (loss) per share, basic	$0.17	$(0.00)
Net income (loss) per share, diluted	$0.16	$(0.00)
Weighted average common shares outstanding, basic	240,120	58,567
Weighted average common shares outstanding, diluted	259,607	58,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	238,970	$24	$389,601	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	5,823	1	3,241	—	3,242
Stock-based compensation expense	—	—	1,628	—	1,628
Net income	—	—	—	40,988	40,988
Balance at March 31, 2022	244,793	$25	$394,470	$(91,068)	$303,427

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands) (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2020	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	5,308	$104,424	$184,123	7,682	$—	$5,908	$(138,516)	636	$(10,650)	$(143,258)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	34,677	—	—	50,183	—	—	—	4,158	—	—
Balance at December 31, 2020, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	39,985	104,424	184,123	57,865	—	5,908	(138,516)	4,794	(10,650)	(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	1,025	—	201	—	—	—	201
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	211	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	43	—	—	—	43
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	614	—	—	—	614
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(233)	—	—	(233)
Balance at March 31, 2021	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	59,101	$—	$6,766	$(138,749)	4,794	$(10,650)	$(142,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
($ in thousands) (Unaudited)	2022	2021
Cash flows from operating activities:
Net income (loss)	$40,988	$(233)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	119	130
Gain on sale of property and equipment	—	(246)
Amortization of debt financing costs	717	88
Impairment of inventory	981	130
Stock-based compensation	1,628	614
Change in fair value of warrant liabilities	(5,664)	—
Changes in operating assets and liabilities:
Accounts receivable	(15,631)	(219)
Inventory	260,079	(48,775)
Prepaid expenses and other assets	(2,488)	(4,216)
Accounts payable	2,238	359
Accrued and other liabilities	(3,140)	4,256
Net cash provided by (used in) operating activities	279,827	(48,112)
Cash flows from investing activities:
Purchases of property and equipment	(381)	(990)
Proceeds from sales of property and equipment	—	2,032
Net cash (used in) provided by investing activities	(381)	1,042
Cash flows from financing activities:
Borrowings from credit facilities and notes payable	892,836	281,066
Repayments of credit facilities and notes payable	(1,134,164)	(255,962)
Payment of debt financing costs	(35)	(175)
Proceeds from exercise of stock options	3,242	459
Net cash (used in) provided by financing activities	(238,121)	25,388
Net change in cash, cash equivalents and restricted cash	41,325	(21,682)
Cash, cash equivalents and restricted cash, beginning of period	194,433	50,742
Cash, cash equivalents and restricted cash, end of period	$235,758	$29,060
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$198,167	$26,411
Restricted cash	37,591	2,649
Total cash, cash equivalents and restricted cash	$235,758	$29,060
Supplemental disclosure of cash flow information:
Cash payments for interest	$10,537	$2,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 7

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

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operated in over 1,700 cities and towns in 24 metropolitan markets across 16 states as of March 31, 2022.

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

Basis of Presentation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to GAAP and SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

required by GAAP for complete financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC on March 7, 2022.

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

The Company reviews inventory for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. The Company reviews inventory for indicators that net realizable value is lower than cost. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value. For homes under contract to sell, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from the Company’s assumptions. The Company recorded inventory impairments of $1.0 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

Stock-based compensation awards consist of stock options, restricted stock units and performance-based restricted stock units. The Company measures and recognizes compensation expense for all stock-based compensation awards based on their estimated fair values on the grant date. The Company records compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the award. These amounts are reduced by forfeitures in the period the forfeitures occur.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 9

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards as of the grant date. The Black-Scholes-Merton option pricing model requires the Company to estimate the following key assumptions based on both historical information and management judgment regarding market factors and trends:

•
Expected term – The Company uses the simplified method when calculating the expected term due to insufficient historical exercise data. The expected term is estimated using the mid-point between the vesting period and the contractual term of the options.
•
Risk-free interest rate – The Company estimates the risk-free interest rate using the rate of return on U.S. treasury notes interpolated between the years equal to the expected term assumption.
•
Expected stock price volatility – As the Company’s shares were not publicly traded prior to the Business Combination, and have a limited trading history subsequent to the Business Combination, the Company estimates expected volatility for stock option awards based on the average historical volatility of similar publicly traded companies.
•
Expected dividend yield – The expected dividend yield assumption considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.
•
Stock price – The Company has issued stock options with exercise prices equal to the fair value of the underlying stock price. Prior to the completion of the Business Combination and listing of the Company’s common stock on the public stock exchange, the fair value of Old Offerpad common stock that underlies the stock options was determined based on then-current valuation estimates at the time of grant. Because such grants occurred prior to the public trading of the Company’s common stock, the fair value of Old Offerpad common stock was typically determined with assistance of periodic valuation analyses from an independent third-party valuation firm. Subsequent to the Business Combination, the fair value of the Company’s common stock is based on the closing price of the Company’s Class A common stock on the grant date.

Restricted Stock Units

The Company determines the fair value of restricted stock units based on the closing price of the Company’s Class A common stock on the grant date.

Performance-Based Restricted Stock Units

The Company determines the fair value of performance-based restricted stock units using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the award. The Monte Carlo simulation model incorporates various key assumptions, including expected stock price volatility, contractual term, risk-free interest rate, dividend yield and stock price on the grant date. The Company estimates expected stock price volatility based on the average historical volatility of similar publicly traded companies. The Company estimates the risk-free interest rate using the rate of return on U.S. treasury notes equal to the contractual term of the award. The expected dividend yield assumption considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

The Company determines the requisite service period for performance-based restricted stock units by comparing the derived service period to achieve the market-based condition and the explicit service-based period, using the longer of the two service periods as the requisite service period.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3. BUSINESS COMBINATION

On September 1, 2021, Old Offerpad and Supernova consummated the transactions contemplated by the Merger Agreement. At the Closing, each share of common stock and preferred stock of Old Offerpad that was issued and outstanding immediately prior to the effective time of the Merger (other than excluded shares as contemplated by the Merger Agreement) was cancelled and converted into the right to receive approximately 7.533 shares (the “Exchange Ratio”) of Offerpad Solutions Inc. common stock. The shares of Offerpad Solutions Inc. common stock received as consideration by Brian Bair, the Chief Executive Officer and Founder of the Company, are Class B shares.

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

Upon the closing of the Transactions, Offerpad Solutions received total gross proceeds of $284.0 million, which consisted of $34.0 million from Supernova’s trust and operating accounts, $200.0 million from the PIPE Investment and $50.0 million from the Forward Purchase Agreements. Total transaction costs were $51.2 million, which principally consisted of advisory, legal and other professional fees. Cumulative debt repayments of $63.4 million, inclusive of accrued but unpaid interest, were paid in conjunction with the close.

NOTE 4. INVENTORY

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2022	2021
Homes preparing for and under renovation	$304,495	$327,455
Homes listed for sale	202,602	400,308
Homes under contract to sell	364,414	404,808
Inventory	$871,511	$1,132,571

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2022	2021
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	996	797
Software systems	318	318
Computers and equipment	265	265
Office equipment and furniture	160	160
Construction in progress	182	—
Property and equipment, gross	6,996	6,615
Less: accumulated depreciation	(1,588)	(1,469)
Property and equipment, net	$5,408	$5,146

Depreciation expense totaled $0.1 million during each of the three months ended March 31, 2022 and 2021, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2022 and 2021, operating lease cost was $0.4 million and $0.3 million, respectively, and variable and short-term lease costs were $0.1 million and $0.1 million, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities was $0.4 million during each of the three months ended March 31, 2022 and 2021. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities was $1.3 million during the three months ended March 31, 2022. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 3.4 years and 3.5 years, respectively, and a weighted-average discount rate of 4.0% and 4.1%, respectively.

The Company’s operating lease liability maturities as of March 31, 2022 are as follows:

($ in thousands)
Remainder of 2022	$1,431
2023	2,015
2024	1,981
2025	854
2026	269
2027	79
Thereafter	—
Total future lease payments	6,629
Less: Imputed interest	(435)
Total lease liabilities	$6,194

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

($ in thousands)	Financial Statement Line Items	March 31, 2022	December 31, 2021
Right-of-use assets	Other non-current assets	$5,730	$4,784
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,728	1,345
Non-current liabilities	Other long-term liabilities	4,466	3,830
Total lease liabilities		$6,194	$5,175

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued and other current liabilities consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2022	2021
Home renovation	$8,385	$8,540
Payroll and other employee related expenses	7,755	12,836
Marketing	7,483	5,795
Interest	2,606	3,537
Operating lease liabilities	1,728	1,345
Legal and professional obligations	1,261	1,743
Other	699	1,231
Accrued and other current liabilities	$29,917	$35,027

The Company incurred advertising expenses of $14.7 million and $7.4 million during the three months ended March 31, 2022 and 2021, respectively.

Other long-term liabilities as of March 31, 2022 and December 31, 2021 consist of the non-current portion of our operating lease liabilities.

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

The carrying value of the Company’s credit facilities, notes payable and other debt consists of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2022	2021
Credit facilities and notes payable, net
Senior secured credit facilities with financial institutions	$629,093	$747,514
Senior secured credit facility with a related party	21,477	81,926
Senior secured debt - other	6,474	33,320
Mezzanine secured credit facilities with third-party lenders	96,483	87,851
Mezzanine secured credit facilities with a related party	38,265	82,508
Debt issuance costs	(6,241)	(6,923)
Total credit facilities and notes payable, net	785,551	1,026,196
Current portion - credit facilities and notes payable, net
Total credit facilities, other debt and notes payable, net	725,809	861,762
Total credit facilities and notes payable - related party	59,742	164,434
Total credit facilities and notes payable, net	$785,551	$1,026,196

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Secured Credit Facilities

The Company utilizes senior secured credit facilities to provide financing for the Company’s real estate inventory purchases and renovation. The senior secured credit facilities are classified as current liabilities on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are due as homes are sold, which is expected to be within 12 months. The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

As of March 31, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$400,000	$205,752	2.70%	August 2022	August 2022
Facility with financial institution 2	400,000	213,841	2.64%	September 2023	March 2024
Facility with financial institution 3	500,000	209,500	2.80%	December 2023	December 2024
Facility with a related party	85,000	21,477	6.00%	December 2022	December 2022
Senior secured credit facilities	$1,385,000	$650,570

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility with financial institution 1	$400,000	$365,392	2.60%
Facility with financial institution 2	400,000	375,063	2.60%
Facility with financial institution 3	500,000	7,059	2.60%
Facility with a related party	85,000	81,926	4.10%
Senior secured credit facilities	$1,385,000	$829,440

As of March 31, 2022, the Company had four senior secured credit facilities, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock.

•
Senior Secured Credit Facility with Financial Institution 1
As of March 31, 2022, the borrowing capacity on the senior secured credit facility with financial institution 1 is $400.0 million ($100.0 million of which is uncommitted). Borrowings on the senior secured credit facility with financial institution 1 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with Financial Institution 2
As of March 31, 2022, the committed borrowing capacity on the senior secured credit facility with financial institution 2 is $400.0 million. Borrowings on the senior secured credit facility with financial institution 2 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with Financial Institution 3
As of March 31, 2022, the borrowing capacity on the senior secured credit facility with financial institution 3 is $500.0 million ($200.0 million of which is uncommitted). Borrowings on the senior secured credit facility with financial institution 3 accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.5%.
•
Senior Secured Credit Facility with a Related Party
As of March 31, 2022, the borrowing capacity on the senior secured credit facility with a related party is $85.0 million and the Company has the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Effective January 1, 2022, borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%, with a minimum interest rate of 6.0%.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

resells a home, the proceeds are used to reduce the corresponding outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Mezzanine Secured Credit Facilities

The Company utilizes mezzanine secured credit facilities to provide financing for the Company’s real estate inventory purchases and renovation. The mezzanine secured credit facilities are classified as current liabilities on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are due as homes are sold, which is expected to be within 12 months. These facilities are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

As of March 31, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$65,000	$34,417	11.00%	August 2022	August 2022
Facility with third-party lender 1	90,000	49,346	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	47,137	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	3,848	11.00%	December 2022	December 2022
Mezzanine secured credit facilities	$281,500	$134,748

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility 1 with a related party	$65,000	$58,767	13.00%
Facility with third-party lender 1	90,000	86,262	9.50%
Facility with third-party lender 2	112,500	1,588	9.50%
Facility 2 with a related party	14,000	23,742	13.00%
Mezzanine secured credit facilities	$281,500	$170,359

As of March 31, 2022, the Company had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock.

•
Mezzanine Secured Credit Facility 1 with a Related Party
As of March 31, 2022, the committed borrowing capacity on the mezzanine secured credit facility 1 with a related party is $65.0 million. Effective January 1, 2022, borrowings on the mezzanine secured credit facility 1 with a related party accrue interest at a fixed rate of 11.0%.
•
Mezzanine Secured Credit Facility with Third-Party Lender 1
As of March 31, 2022, the committed borrowing capacity on the mezzanine secured credit facility with third-party lender 1 is $90.0 million. Borrowings on the mezzanine secured credit facility with third-party lender 1 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility with Third-Party Lender 2
As of March 31, 2022, the borrowing capacity on the mezzanine secured credit facility with third-party lender 2 is $112.5 million ($45.0 million of which is uncommitted). Borrowings on the mezzanine secured credit facility with third-party lender 2 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility 2 with a Related Party
As of March 31, 2022, the borrowing capacity on the mezzanine secured credit facility 2 with a related party is $14.0 million and the Company has the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Effective January 1, 2022, borrowings on the mezzanine secured credit facility 2 with a related party accrue interest at a fixed rate of 11.0%.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not have general recourse to Offerpad with limited exceptions. When the Company resells a home, the proceeds are used to reduce the outstanding balance under both the related senior secured credit facility and the mezzanine secured credit facility.

Maturities

As of March 31, 2022, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and an assessment of the current lending environment. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of March 31, 2022, the Company was in compliance with all covenants.

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

No warrants have been exercised since the closing of the Business Combination on September 1, 2021 through March 31, 2022. Accordingly, as of March 31, 2022, the Company had 13,416,637 public warrants and 8,366,667 private placement warrants outstanding.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 16

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of March 31, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$10,867	$—	$—
Private placement warrant liabilities	$—	$—	$7,530

As of December 31, 2021	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$14,356	$—	$—
Private placement warrant liabilities	$—	$—	$9,705

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The $3.5 million change in fair value of the public warrants between December 31, 2021 and March 31, 2022 is recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2022.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Beginning balance	$9,705	$—
Change in fair value of private placement warrants included in net income	(2,175)	—
Ending balance	$7,530	$—

The fair value of the private placement warrants is estimated using the Black-Scholes-Merton option-pricing model based on the following key assumptions and significant inputs as of the March 31, 2022 valuation date:

Volatility	47.00%
Stock price	$5.03
Expected life of the options to convert	4.419
Risk-free rate	2.43%
Dividend yield	0.00%

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

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2022, we had 229,976,830 shares of Class A common stock issued and outstanding.

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

As of March 31, 2022, we had 14,816,236 million shares of Class B common stock issued and outstanding.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights. As of March 31, 2022, there were no shares of Class C common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2022, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 19

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

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s board of directors. As of March 31, 2022, the Company has granted stock options, restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) under the 2021 Plan.

In connection with the close of the Business Combination, the Company’s board of directors approved the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP. As of March 31, 2022, no shares have been issued under the ESPP.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following summarizes stock option activity during the three months ended March 31, 2022:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	25,576	$0.73	6.82	$137,170
Granted	949	5.11
Exercised	(5,823)	0.50
Forfeited, canceled or expired	(265)	1.17
Outstanding as of March 31, 2022	20,437	1.00	6.63	82,470
Exercisable as of March 31, 2022	14,023	0.68	5.83	60,983
Vested and expected to vest as of March 31, 2022	20,437	1.00	6.63	82,470

The Company granted stock option awards during the three months ended March 31, 2022 with a service vesting condition that is generally four years. The assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the three months ended March 31, 2022 are as follows:

Expected term (in years)	6.25
Risk-free interest rate	1.63%
Expected volatility	57.8%
Dividend yield	—
Fair value on grant date	$5.11

As of March 31, 2022, the Company had $5.4 million of unrecognized stock-based compensation expense related to unvested stock options.

Restricted Stock Units

The Company granted RSUs with service vesting conditions during the three months ended March 31, 2022 to employees and non-employee members of our board of directors. The vesting period for RSUs granted to employees is generally three years and the vesting period for RSUs granted to non-employee members of our board of directors generally ranges from three months to three years, subject to continued service on the board of directors.

The following summarizes RSU award activity during the three months ended March 31, 2022:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	203	$7.88
Granted	1,537	5.11
Vested and settled	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	1,740	5.43

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2022, 29,235 RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our board of directors to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of March 31, 2022, the Company had $8.4 million of unrecognized stock-based compensation expense related to unvested RSUs.

Performance-Based Restricted Stock Units

The Company granted PSUs during the three months ended March 31, 2022, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of pre-determined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the three months ended March 31, 2022 are as follows:

Risk-free interest rate	1.47%
Expected volatility	60.0%
Dividend yield	—
Fair value on grant date	$5.11

The following summarizes PSU award activity during the three months ended March 31, 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	2,115	4.72
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2022	2,115	4.72

As of March 31, 2022, the Company had $9.7 million of unrecognized stock-based compensation expense related to unvested PSUs.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Sales, marketing and operating	$348	$172
General and administrative	1,139	319
Technology and development	141	123
Stock-based compensation expense	$1,628	$614

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 22

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2022	2021
Assets
Restricted cash	$37,591	$24,616
Accounts receivable	19,909	4,845
Inventory	871,511	1,132,571
Prepaid expenses and other current assets	3,482	2,871
Total assets	$932,493	$1,164,903
Liabilities
Accounts payable	$5,199	$2,810
Accrued and other current liabilities	2,606	3,537
Secured credit facilities and notes payable, net - current portion	785,551	1,026,196
Total liabilities	$793,356	$1,032,543

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net income (loss)	$40,988	$(233)
Denominator:
Weighted average common shares outstanding, basic	240,120	58,567
Dilutive effect of stock options (1)	19,487	—
Dilutive effect of warrants (1)	—	—
Dilutive effect of preferred stock (1)	—	—
Weighted average common shares outstanding, diluted	259,607	58,567
Net income (loss) per share, basic	$0.17	$(0.00)
Net income (loss) per share, diluted	$0.16	$(0.00)
Anti-dilutive securities excluded from diluted income (loss) per share:
Anti-dilutive stock options (1)	949	27,913
Anti-dilutive restricted stock units	1,710	—
Anti-dilutive performance-based restricted stock units	2,115	—
Anti-dilutive warrants (1)	21,783	1,887
Anti-dilutive preferred stock (1)	—	138,612

________________

(1)
Due to the net loss during the three months ended March 31, 2021, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 23

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 15. INCOME TAXES

The Company determines its interim tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to its income (loss) before income taxes for the period. The Company’s effective tax rate is dependent on several factors, such as tax rates in state jurisdictions and the relative amount of income the Company earns in the respective jurisdiction.

The Company’s effective tax rate was 4.4% and (5.0)% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate during the three months ended March 31, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes. The valuation allowance recorded against our net deferred tax assets was $33.3 million as of March 31, 2022.

As of March 31, 2022, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

NOTE 16. RELATED-PARTY TRANSACTIONS

LL Credit Facilities

As of March 31, 2022, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities:

	As of March 31, 2022		As of December 31, 2021
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$85,000	$21,477	$85,000	$81,926
Mezzanine secured credit facilities with a related party	$79,000	$38,265	$79,000	$82,509

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of line of $85.0 million and $14.0 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $65.0 million. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

We paid interest for borrowings under the LL facilities of $3.0 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 24

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $5.7 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Mr. Bair’s brother 1	$303	$240
Mr. Bair’s brother 2	286	226
Mr. Bair’s sister-in-law	30	32
	$619	$498

During the three months ended March 31, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards under the Offerpad Solutions Inc. 2021 Incentive Award Plan, which included awards of restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	84,367	126,551	—
Mr. Bair’s brother 2	79,404	119,107	—
Mr. Bair’s sister-in-law	3,000	—	6,000
	166,771	245,658	6,000

NOTE 17. COMMITMENTS AND CONTINGENCIES

Homes Purchase Commitments

As of March 31, 2022, the Company was under contract to purchase 2,975 homes for an aggregate purchase price of $1,005.4 million.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 7, 2022.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q. Offerpad’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of Offerpad’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our platform provides a unique dual approach to helping home sellers. In our “Express” offering, sellers can access our website or mobile app to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. In our “Flex” offering, we leverage our technology, scale and logistical expertise to renovate and list a seller’s home for sale while also typically providing a backup “Express” cash offer to the seller, thereby providing optionality of process and certainty of outcome. Our platform provides home buyers the opportunity to browse and tour homes online and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to in-house agents to advise on the purchase of a home as well as access to mortgage services through one of our preferred providers. We believe by offering both “Express” and “Flex” to sellers, and a guided yet flexible and customizable experience to buyers, we have reinvented the home selling and buying experience to meet the digital and on-demand needs of modern consumers.

We have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $6.8 billion of aggregate revenue since inception in 2015 through March 31, 2022. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture, increasing our total contribution margin after interest (per home sold) from approximately $4,900 in 2019 to approximately $9,000 in 2020 and approximately $22,900 in 2021. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets. Our contribution margin after interest across markets, which was approximately 7% company-wide in 2021, is a testament to our understanding of how to grow efficiently and enter into new markets, improve unit economics and increase operating leverage.

As of March 31, 2022, Offerpad operated in over 1,700 cities and towns in 24 metropolitan markets across 16 states.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 26

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

Additionally, in connection with the Business Combination, we recognized a $26.5 million warrant liability on our condensed consolidated balance sheet for the fair value of the public warrants and private placement warrants that were previously issued by Supernova and assumed in the Business Combination, along with the additional private placement warrants that were issued upon the closing of the Business Combination. We adjust the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. As a result of the recurring fair value measurement, our future financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 27

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

Factors Affecting Our Performance

Market Penetration in Existing Markets

Residential real estate is one of the largest industries with roughly $2.5 trillion in value of homes transacted in 2021 and is highly fragmented with over 100,000 brokerages, according to the National Association of Realtors (NAR) as of 2020. In 2021, we estimate that we captured roughly 0.9% market share across our then active 21 markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 21 markets as of the end of 2021, and during the first quarter of 2022, we expanded into three additional markets, bringing our total markets served to 24 as of March 31, 2022.

Our 24 markets covered roughly 25% of the 6.9 million homes sold in 2021 in the United States. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 28

through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our Flex product, we believe a significant portion of the total addressable market is serviceable with our business model.

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
•
Offerpad Home Loans (“OPHL”): We provide access to mortgage solutions through a brokerage model working with third-party lending partners.
•
Bundle Rewards: The Offerpad Bundle Rewards program allows customers to receive multiple discounts when selling and buying a home with Offerpad, and by obtaining their home loan with OPHL.
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

Operating Leverage

We utilize our technology and product teams to design systems and workflows to make our operations teams more efficient and able to support and scale with the business. Many positions are considered volume based, and as we continue to grow, we focus on developing more automation tools to gain additional leverage. Additionally, as we continue to grow the business, we expect to be able to gain operating leverage on portions of our cost structure that are more fixed in nature as opposed to purely variable. These types of costs include general and administrative expenses and certain marketing and information technology expenses, which grow at a slower pace than proportional to revenue growth.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 29

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

General Economic Conditions and Health of the U.S. Residential Real Estate Industry

Our business and operating results are impacted by the general economic conditions and the health of the U.S. residential real estate industry, particularly the single family home resale market. Our business model depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our ability to acquire new homes and generate associated fees, and our ability to sell homes that we own.

The COVID-19 pandemic yielded an unprecedented environment that significantly impacted residential real estate transaction volume. In response to the in-person activity limitations that were imposed by governmental authorities, we paused purchasing homes in March 2020. Once we became comfortable with our ability to purchase homes safely and had a better understanding of the impact of shelter-in-place orders, we resumed purchasing homes in May 2020 across all of our markets and increased our acquisition pace in subsequent periods. After experiencing sequential, quarter-over-quarter declines in revenue in the second and third quarters of 2020, we generated sequential, quarter-over-quarter increases in revenue in the fourth quarter of 2020, during each quarter in 2021, and during the first quarter of 2022, reflective of our ability to manage our inventory portfolio through the pandemic and resume purchasing effectively, as well as strong levels of consumer demand in the residential real estate market. Although we experienced strong financial and operational performance during 2021, and during the first quarter of 2022, the duration and magnitude of the impact of the COVID-19 pandemic remains unknown, and could adversely affect our business in future periods.

Further, the residential real estate market is also impacted by a variety of other economic factors, including uncertainty around the interest rate environment. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential home buyers who can obtain mortgage financing and affect the prices home buyers may be willing to pay for homes. While mortgage interest rates have recently increased during the first quarter of 2022, mortgage interest rates remain low when compared to most historical periods. If mortgage financing otherwise is less available to home buyers due to an increase in interest rates, it could result in a decline in the demand for our homes and the services offered by our platform.

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 30

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

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 31

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

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages and homes sold, unaudited)	2022	2021
Gross profit (GAAP)	$132,142	$33,537
Gross margin	9.6%	11.8%
Homes sold	3,602	1,018
Gross profit per home sold	$36.7	$32.9
Adjustments:
Inventory impairment - current period (1)	434	104
Inventory impairment - prior period (2)	(1,114)	(138)
Interest expense capitalized (3)	4,278	606
Adjusted gross profit	$135,740	$34,109
Adjusted gross margin	9.9%	12.0%
Adjustments:
Direct selling costs (4)	(31,854)	(8,036)
Holding costs on sales - current period (5)(6)	(1,991)	(461)
Holding costs on sales - prior period (5)(7)	(819)	(193)
Other income (8)	4	241
Contribution profit	$101,080	$25,660
Contribution margin	7.4%	9.0%
Homes sold	3,602	1,018
Contribution profit per home sold	$28.1	$25.2
Adjustments:
Interest expense capitalized (3)	(4,278)	(606)
Interest expense on homes sold - current period (9)	(5,312)	(1,117)
Interest expense on homes sold - prior period (10)	(3,443)	(446)
Contribution profit after interest	$88,047	$23,491
Contribution margin after interest	6.4%	8.3%
Homes sold	3,602	1,018
Contribution profit after interest per home sold	$24.4	$23.1
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
(5)
Holding costs primarily include insurance, utilities, homeowners association dues, property taxes, cleaning, and maintenance costs.
(6)
Represents holding costs incurred on homes sold in the period presented and expensed to Sales, marketing, and operating on the Condensed Consolidated Statements of Operations.
(7)
Represents holding costs incurred in prior periods on homes sold in the period presented and expensed to Sales, marketing, and operating on the Condensed Consolidated Statements of Operations.
(8)
Other income principally represents income earned from the sale of certain fixed assets.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 32

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages, unaudited)	2022	2021
Net income (loss) (GAAP)	$40,988	$(233)
Change in fair value of warrant liabilities	(5,664)	—
Adjusted net income (loss)	$35,324	$(233)
Adjusted net income (loss) margin	2.6%	(0.1)%
Adjustments:
Interest expense	7,196	1,918
Amortization of capitalized interest (1)	4,278	606
Income tax expense	1,899	—
Depreciation and amortization	119	130
Amortization of stock-based compensation	1,628	613
Adjusted EBITDA	$50,444	$3,034
Adjusted EBITDA margin	3.7%	1.1%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 33

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenue	$1,373,837	$283,972	$1,089,865	383.8%
Cost of revenue	1,241,695	250,435	991,260	395.8%
Gross profit	132,142	33,537	98,605	294.0%
Operating expenses:
Sales, marketing and operating	69,888	25,076	44,812	178.7%
General and administrative	14,657	4,734	9,923	209.6%
Technology and development	3,182	2,283	899	39.4%
Total operating expenses	87,727	32,093	55,634	173.4%
Income (loss) from operations	44,415	1,444	42,971	N.A.
Other income (expense):
Change in fair value of warrant liabilities	5,664	—	5,664	100.0%
Interest expense	(7,196)	(1,918)	(5,278)	275.2%
Other income, net	4	241	(237)	(98.3)%
Total other expense	(1,528)	(1,677)	149	(8.9)%
Income (loss) before income taxes	42,887	(233)	43,120	N.A.
Income tax expense	(1,899)	—	(1,899)	100.0%
Net income (loss)	$40,988	$(233)	$41,221	N.A.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

Revenue increased by $1,089.9 million, or 383.8%, to $1,373.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to higher sales volumes, and a higher average sales price. We sold 3,602 homes during the three months ended March 31, 2022 compared to 1,018 homes during the three months ended March 31, 2021, representing an increase of 254%. Additionally, the average resale home price increased by 37% from $278,000 in the three months ended March 31, 2021 to $381,000 in the three months ended March 31, 2022. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on the market and strong consumer demand across our markets in the three months ended March 31, 2022.

Cost of Revenue and Gross Profit

Cost of revenue increased by $991.3 million, or 395.8%, to $1,241.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margins decreased to 9.6% for the three months ended March 31, 2022 compared to 11.8% for the three months ended March 31, 2021. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to the impact of our risk mitigation efforts in response to the COVID-19 pandemic in 2020, which resulted in more conservative acquisition underwriting through the first half of 2021 to account for the increased market uncertainty.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $44.8 million, or 178.7%, to $69.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to higher real estate agent commissions paid to home buyers’ agents driven by the significant increase in homes sold, and higher employee compensation costs associated with increased employee headcount. This increase was also due to a $7.3 million increase in advertising expense due to an increase in the number of markets due to our strategic market expansion plans.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 34

General and Administrative

General and administrative expense increased by $9.9 million, or 209.6%, to $14.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business. The increase was also due to additional expenses incurred as a public company, including costs associated with obtaining directors’ and officers’ liability insurance as a result of the Business Combination on September 1, 2021.

Technology and Development

Technology and development expense increased by $0.9 million, or 39.4%, to $3.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the current and expected future growth in the business.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2022 represents a $5.7 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $5.3 million, or 275.2%, to $7.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities, which was partially offset by a reduction in the weighted average interest rate associated with these secured facilities.

Other Income, Net

Other income, net was nominal during the three months ended March 31, 2022. Other income, net during the three months ended March 31, 2021 principally represents a gain from the disposal of fixed assets.

Income Tax Expense

Our effective tax rate was 4.4% and (5.0)% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate during the three months ended March 31, 2022 differed from the federal statutory rate of 21% primarily due to changes in the valuation allowance, stock-based compensation, changes in the fair value of warrant liabilities and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of March 31, 2022, we had cash and cash equivalents of $198.2 million and had a total undrawn borrowing capacity of $881.2 million, consisting of $734.4 million under our senior secured credit facilities and $146.8 million under our mezzanine secured credit facilities (as described further below).

We generated net income during the three months ended March 31, 2022 and during the year ended December 31, 2021. However, we have incurred losses each year from inception through December 31, 2020 and may incur additional losses in the future. We continue to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we expand into new markets.

We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities or the entry into new financing arrangements, will be sufficient to meet our short-term and long-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets and rising interest rates may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 35

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

As of March 31, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$400,000	$205,752	2.70%	August 2022	August 2022
Facility with financial institution 2	400,000	213,841	2.64%	September 2023	March 2024
Facility with financial institution 3	500,000	209,500	2.80%	December 2023	December 2024
Facility with a related party	85,000	21,477	6.00%	December 2022	December 2022
Senior secured credit facilities	$1,385,000	$650,570

As of March 31, 2022, we had four senior secured credit facilities that we use to fund the purchase of homes and build our inventory, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings on the senior secured credit facilities with financial institutions accrue interest at a rate based on a LIBOR reference rate plus a margin of 2.50%. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.00%, with a minimum interest rate of 6.00%. The senior secured credit facility with a related party provides increased flexibility regarding property eligibility and greater funding operation efficiencies.

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have utilized mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following table summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

As of March 31, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$65,000	$34,417	11.00%	August 2022	August 2022
Facility with third-party lender 1	90,000	49,346	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	47,137	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	3,848	11.00%	December 2022	December 2022
Mezzanine secured credit facilities	$281,500	$134,748

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 36

As of March 31, 2022, we had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings on the mezzanine secured credit facilities with third-party lenders accrue interest at a fixed rate of 9.50%. Borrowings on the mezzanine secured credit facilities with a related party accrue interest at a fixed rate of 11.00%. The mezzanine secured credit facilities with a related party provide increased flexibility regarding property eligibility and greater funding operation efficiencies.

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

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of March 31, 2022, we were in compliance with all covenants.

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$279,827	$(48,112)
Net cash (used in) provided by investing activities	(381)	1,042
Net cash (used in) provided by financing activities	(238,121)	25,388
Net change in cash, cash equivalents and restricted cash	$41,325	$(21,682)

Operating Activities

Net cash provided by (used in) operating activities was $279.8 million and $(48.1) million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net cash provided by operating activities was primarily due to a $260.1 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions, as well as net income of $41.0 million. This was partially offset by a $15.6 million increase in accounts receivable due to an increased number of home sales pending receipt of cash from the title company as of March 31, 2022.

For the three months ended March 31, 2021, net cash used in operating activities was primarily due to a $48.8 million increase in real estate inventory as a result of the execution of our growth plan, as well as favorable housing market conditions across our markets.

Investing Activities

Net cash (used in) provided by investing activities was $(0.4) million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities during the three months ended March 31, 2022 represents purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2021 represents proceeds from sales of property and equipment of $2.0 million, which was partially offset by purchases of property and equipment of $1.0 million.

Financing Activities

Net cash (used in) provided by financing activities was $(238.1) million and $25.4 million during the three months ended March 31, 2022 and 2021, respectively. Net cash used in financing activities during the three months ended March 31, 2022 primarily consisted of $1,134.2 million of repayments of credit facilities and notes payable, which was partially offset by $892.8 million of borrowings from credit facilities and notes payable. This net decrease in credit facility funding of $241.4 million was directly related to the decrease in inventory during the period.

Net cash provided by financing activities during the three months ended March 31, 2021 primarily consisted of $281.1 million of borrowings from credit facilities and notes payable, which was partially offset by $256.0 million of repayments of credit facilities and notes payable. This net increase in credit facility funding of $25.1 million was directly related to financing the increase in inventory during the period.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 37

Contractual Obligations and Commitments

Information regarding our contractual obligations and commitments is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no material changes in our contractual obligations and commitments since December 31, 2021 through March 31, 2022.

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

There have been no material changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our significant accounting policies and methods used in the preparation of our condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risk since December 31, 2021. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 38

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the Company’s risk factors since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 39

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
10.1	Employment Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.1	3/4/22
10.2	Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.2	3/4/22
10.3	Performance-Based Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.3	3/4/22
10.4	Form of Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.4	3/4/22
10.5	Form of Performance-Based Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.5	3/4/22
10.6	Form of Director Deferred Cash Fee Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)					*
10.7	Form of Director Deferred Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)					*
10.8	Form of Option Award Agreement (under 2021 Incentive Award Plan)					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: May 4, 2022	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 41