Form 10-Q
period 2022-06-30
Offerpad Solutions Inc.
filed 2022-08-03
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, there were 232,152,677 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (the “Company,” “Offerpad,” “we,” “us,” or “our”) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, growth, strategies, macroeconomic trends and the markets in which Offerpad operates.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		June 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$155,464	$169,817
Restricted cash		44,474	24,616
Accounts receivable		12,929	6,165
Inventory		1,289,426	1,132,571
Prepaid expenses and other current assets		12,966	9,808
Total current assets		1,515,259	1,342,977
Property and equipment, net		5,622	5,146
Other non-current assets		5,914	4,959
TOTAL ASSETS	(1)	$1,526,795	$1,353,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$10,705	$6,399
Accrued and other current liabilities		45,412	35,027
Secured credit facilities and notes payable, net		1,054,455	861,762
Secured credit facilities and notes payable - related party		87,456	164,434
Total current liabilities		1,198,028	1,067,622
Warrant liabilities		5,860	24,061
Other long-term liabilities		4,226	3,830
Total liabilities	(2)	1,208,114	1,095,513
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 232,150 and 224,154 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively		23	22
Class B common stock, $0.0001 par value; 20,000 shares authorized; 14,816 shares issued and outstanding as of June 30, 2022 and December 31, 2021		2	2
Additional paid in capital		398,166	389,601
Accumulated deficit		(79,510)	(132,056)
Total stockholders’ equity		318,681	257,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,526,795	$1,353,082

________________

(1)
Our consolidated assets as of June 30, 2022 and December 31, 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $44,474 and $24,616; Accounts receivable, $11,862 and $4,845; Inventory, $1,289,426 and $1,132,571; Prepaid expenses and other current assets, $5,143 and $2,871; Total assets of $1,350,905 and $1,164,903, respectively.
(2)
Our consolidated liabilities as of June 30, 2022 and December 31, 2021 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $6,909 and $2,810; Accrued and other current liabilities, $3,553 and $3,537; Secured credit facilities and notes payable, net, $1,141,911 and $1,026,196; Total liabilities, $1,152,373 and $1,032,543, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data) (Unaudited)	2022	2021	2022	2021
Revenue	$1,079,531	$378,647	$2,453,368	$662,619
Cost of revenue	986,550	327,783	2,228,245	578,218
Gross profit	92,981	50,864	225,123	84,401
Operating expenses:
Sales, marketing and operating	65,239	31,595	135,127	56,671
General and administrative	16,121	5,137	30,778	9,871
Technology and development	3,243	2,603	6,425	4,886
Total operating expenses	84,603	39,335	172,330	71,428
Income from operations	8,378	11,529	52,793	12,973
Other income (expense):
Change in fair value of warrant liabilities	12,537	—	18,201	—
Interest expense	(7,771)	(2,257)	(14,967)	(4,175)
Other income, net	24	7	28	248
Total other income (expense)	4,790	(2,250)	3,262	(3,927)
Income before income taxes	13,168	9,279	56,055	9,046
Income tax expense	(1,610)	(89)	(3,509)	(89)
Net income	$11,558	$9,190	$52,546	$8,957
Net income per share, basic	$0.05	$0.15	$0.22	$0.15
Net income per share, diluted	$0.04	$0.04	$0.20	$0.04
Weighted average common shares outstanding, basic	245,845	59,391	242,998	58,981
Weighted average common shares outstanding, diluted	260,746	224,630	260,192	224,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	244,793	$25	$394,470	$(91,068)	$303,427
Issuance of common stock upon exercise of stock options	2,170	—	1,299	—	1,299
Issuance of common stock upon vesting of restricted stock units	3	—	(3)	—	(3)
Stock-based compensation expense	—	—	2,400	—	2,400
Net income	—	—	—	11,558	11,558
Balance at June 30, 2022	246,966	$25	$398,166	$(79,510)	$318,681

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands) (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at March 31, 2021	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	5,308	$104,424	$184,123	7,846	$—	$6,766	$(138,749)	636	$(10,650)	$(142,633)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	34,677	—	—	51,255	—	—	—	4,158	—	—
Balance at March 31, 2021, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	39,985	104,424	184,123	59,101	—	6,766	(138,749)	4,794	(10,650)	(142,633)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	559	—	174	—	—	—	174
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	649	—	—	—	649
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,190	—	—	9,190
Balance at June 30, 2021	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	59,660	$—	$7,653	$(129,559)	4,794	$(10,650)	$(132,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) (continued)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	238,970	$24	$389,601	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	7,993	1	4,540	—	4,541
Issuance of common stock upon vesting of restricted stock units	3	—	(3)	—	(3)
Stock-based compensation expense	—	—	4,028	—	4,028
Net income	—	—	—	52,546	52,546
Balance at June 30, 2022	246,966	$25	$398,166	$(79,510)	$318,681

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands) (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2020	2,775	$14,921	1,448	$7,470	1,105	$7,463	7,751	$49,845	5,308	$104,424	$184,123	7,682	$—	$5,908	$(138,516)	636	$(10,650)	$(143,258)
Retroactive conversion of shares due to Business Combination	18,132	—	9,457	—	7,217	—	50,639	—	34,677	—	—	50,183	—	—	—	4,158	—	—
Balance at December 31, 2020, as converted	20,907	14,921	10,905	7,470	8,322	7,463	58,390	49,845	39,985	104,424	184,123	57,865	—	5,908	(138,516)	4,794	(10,650)	(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	1,584	—	375	—	—	—	375
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	211	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	107	—	—	—	107
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,263	—	—	—	1,263
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,957	—	—	8,957
Balance at June 30, 2021	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	59,660	$—	$7,653	$(129,559)	4,794	$(10,650)	$(132,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
($ in thousands) (Unaudited)	2022	2021
Cash flows from operating activities:
Net income	$52,546	$8,957
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	249	277
Gain on sale of property and equipment	—	(246)
Amortization of debt financing costs	1,546	209
Impairment of inventory	22,205	339
Stock-based compensation	4,028	1,263
Change in fair value of warrant liabilities	(18,201)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,764)	(4,808)
Inventory	(179,060)	(311,840)
Prepaid expenses and other assets	(5,847)	(10,108)
Accounts payable	4,306	3,153
Accrued and other liabilities	12,513	15,274
Net cash used in operating activities	(112,479)	(297,530)
Cash flows from investing activities:
Purchases of property and equipment	(725)	(5,942)
Proceeds from sales of property and equipment	—	2,032
Net cash used in investing activities	(725)	(3,910)
Cash flows from financing activities:
Borrowings from credit facilities and notes payable	2,132,189	888,970
Repayments of credit facilities and notes payable	(2,017,985)	(580,819)
Payment of debt financing costs	(35)	(185)
Proceeds from exercise of stock options	4,775	633
Payments for taxes related to stock-based awards	(235)	—
Net cash provided by financing activities	118,709	308,599
Net change in cash, cash equivalents and restricted cash	5,505	7,159
Cash, cash equivalents and restricted cash, beginning of period	194,433	50,742
Cash, cash equivalents and restricted cash, end of period	$199,938	$57,901
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$155,464	$44,560
Restricted cash	44,474	13,341
Total cash, cash equivalents and restricted cash	$199,938	$57,901
Supplemental disclosure of cash flow information:
Cash payments for interest	$19,941	$5,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 8

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

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operated in nearly 1,800 cities and towns in 27 metropolitan markets across 16 states as of June 30, 2022.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 9

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

The Company reviews inventory for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. The Company evaluates inventory for indicators that net realizable value is lower than cost at the individual home level. The Company generally considers multiple factors in determining net realizable value for each home, including the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, recent comparable home sale transactions in the specific area where the home is located, the impact of national, regional or local economic conditions and expected selling costs. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value.

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

The Company recorded inventory impairments of $21.2 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $22.2 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 10

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 11

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

NOTE 4. INVENTORY

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2022	2021
Homes preparing for and under renovation	$438,815	$327,455
Homes listed for sale	614,920	400,308
Homes under contract to sell	235,691	404,808
Inventory	$1,289,426	$1,132,571

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2022	2021
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,042	797
Software systems	318	318
Computers and equipment	265	265
Office equipment and furniture	531	160
Construction in progress	109	—
Property and equipment, gross	7,340	6,615
Less: accumulated depreciation	(1,718)	(1,469)
Property and equipment, net	$5,622	$5,146

Depreciation expense totaled $0.2 million during each of the three months ended June 30, 2022 and 2021, respectively, and $0.3 million during each of the six months ended June 30, 2022 and 2021, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2022 and 2021, operating lease cost was $0.5 million and $0.4 million, respectively, and variable and short-term lease costs were $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, operating lease cost was $0.9 million and $0.7 million, respectively, and variable and short-term lease costs were $0.2 million and $0.2 million, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.5 million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $0.4 million and $1.7 million during the three and six months ended June 30, 2022, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the both of the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 3.1 years and 3.5 years, respectively, and a weighted-average discount rate of 4.1% and 4.1%, respectively.

The Company’s operating lease liability maturities as of June 30, 2022 are as follows:

($ in thousands)
Remainder of 2022	$1,059
2023	2,181
2024	2,085
2025	889
2026	269
2027	79
Thereafter	—
Total future lease payments	6,562
Less: Imputed interest	(391)
Total lease liabilities	$6,171

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

($ in thousands)	Financial Statement Line Items	June 30, 2022	December 31, 2021
Right-of-use assets	Other non-current assets	$5,689	$4,784
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,945	1,345
Non-current liabilities	Other long-term liabilities	4,226	3,830
Total lease liabilities		$6,171	$5,175

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued and other current liabilities consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2022	2021
Payroll and other employee related expenses	$13,313	$12,836
Marketing	9,668	5,795
Home renovation	9,117	8,540
Franchise and other taxes	4,122	—
Interest	3,553	3,537
Operating lease liabilities	1,945	1,345
Legal and professional obligations	1,812	1,743
Other	1,882	1,231
Accrued and other current liabilities	$45,412	$35,027

The Company incurred advertising expenses of $16.2 million and $11.5 million during the three months ended June 30, 2022 and 2021, respectively, and $30.9 million and $18.9 million during the six months ended June 30, 2022 and 2021, respectively.

Other long-term liabilities as of June 30, 2022 and December 31, 2021 consist of the non-current portion of our operating lease liabilities.

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

The carrying value of the Company’s credit facilities, notes payable and other debt consists of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2022	2021
Credit facilities and notes payable, net
Senior secured credit facilities with financial institutions	$921,396	$747,514
Senior secured credit facility with a related party	30,728	81,926
Senior secured debt - other	—	33,320
Mezzanine secured credit facilities with third-party lenders	138,470	87,851
Mezzanine secured credit facilities with a related party	56,728	82,508
Debt issuance costs	(5,411)	(6,923)
Total credit facilities and notes payable, net	1,141,911	1,026,196
Current portion - credit facilities and notes payable, net
Total credit facilities, other debt and notes payable, net	1,054,455	861,762
Total credit facilities and notes payable - related party	87,456	164,434
Total credit facilities and notes payable, net	$1,141,911	$1,026,196

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 14

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

As of June 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$600,000	$313,265	3.10%	June 2024	June 2024
Facility with financial institution 2	400,000	297,681	2.91%	September 2023	March 2024
Facility with financial institution 3	500,000	310,450	3.34%	December 2023	December 2024
Facility with a related party	85,000	30,728	6.00%	December 2022	December 2022
Senior secured credit facilities	$1,585,000	$952,124

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility with financial institution 1	$400,000	$365,392	2.60%
Facility with financial institution 2	400,000	375,063	2.60%
Facility with financial institution 3	500,000	7,059	2.60%
Facility with a related party	85,000	81,926	4.10%
Senior secured credit facilities	$1,385,000	$829,440

As of June 30, 2022, the Company had four senior secured credit facilities, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock.

•
Senior Secured Credit Facility with Financial Institution 1
In June 2022, the Company amended its senior secured credit facility with financial institution 1. The amended facility increased the borrowing capacity from $400.0 million ($100.0 million of which was uncommitted) to $600.0 million ($300.0 million of which is uncommitted) and extended the maturity date from August 2022 to June 2024. Further, under the amended senior secured credit facility with financial institution 1, borrowings accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate plus a margin.
•
Senior Secured Credit Facility with Financial Institution 2
As of June 30, 2022, the committed borrowing capacity on the senior secured credit facility with financial institution 2 is $400.0 million. Borrowings on the senior secured credit facility with financial institution 2 accrue interest at a rate based on a LIBOR reference rate plus a margin.
•
Senior Secured Credit Facility with Financial Institution 3
As of June 30, 2022, the borrowing capacity on the senior secured credit facility with financial institution 3 is $500.0 million ($200.0 million of which is uncommitted). In June 2022, the Company amended its senior secured credit facility with financial institution 3, which, among other things, amended the interest rate under the facility to be based on a SOFR reference rate plus a margin.
•
Senior Secured Credit Facility with a Related Party
As of June 30, 2022, the borrowing capacity on the senior secured credit facility with a related party is $85.0 million and the Company has the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Effective January 1, 2022, borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%, with a minimum interest rate of 6.0%.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 15

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

As of June 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$65,000	$51,518	11.00%	August 2022	August 2022
Facility with third-party lender 1	90,000	68,638	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	69,832	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	5,210	11.00%	December 2022	December 2022
Mezzanine secured credit facilities	$281,500	$195,198

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility 1 with a related party	$65,000	$58,767	13.00%
Facility with third-party lender 1	90,000	86,262	9.50%
Facility with third-party lender 2	112,500	1,588	9.50%
Facility 2 with a related party	14,000	23,742	13.00%
Mezzanine secured credit facilities	$281,500	$170,359

As of June 30, 2022, the Company had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock.

•
Mezzanine Secured Credit Facility 1 with a Related Party
As of June 30, 2022, the committed borrowing capacity on the mezzanine secured credit facility 1 with a related party is $65.0 million. Effective January 1, 2022, borrowings on the mezzanine secured credit facility 1 with a related party accrue interest at a fixed rate of 11.0%.

In July 2022, the Company amended its mezzanine secured credit facility 1 with a related party. The amended facility increased the borrowing capacity from $65.0 million to $97.5 million ($32.5 million of which is uncommitted) and extended the maturity date from August 2022 to June 2024.

•
Mezzanine Secured Credit Facility with Third-Party Lender 1
As of June 30, 2022, the committed borrowing capacity on the mezzanine secured credit facility with third-party lender 1 is $90.0 million. Borrowings on the mezzanine secured credit facility with third-party lender 1 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility with Third-Party Lender 2
As of June 30, 2022, the borrowing capacity on the mezzanine secured credit facility with third-party lender 2 is $112.5 million ($45.0 million of which is uncommitted). Borrowings on the mezzanine secured credit facility with third-party lender 2 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility 2 with a Related Party
As of June 30, 2022, the borrowing capacity on the mezzanine secured credit facility 2 with a related party is $14.0 million and the Company has the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Effective January 1, 2022, borrowings on the mezzanine secured credit facility 2 with a related party accrue interest at a fixed rate of 11.0%.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 16

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

Maturities

As of June 30, 2022, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and an assessment of the current lending environment. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2022, the Company was in compliance with all covenants.

NOTE 9. WARRANT LIABILITIES

In connection with the Business Combination, the Company assumed 13.4 million public warrants and 6.7 million private placement warrants, both of which were previously issued by Supernova. Further, upon the closing of the Business Combination, an additional 1.7 million private placement warrants were issued. As such, as of September 1, 2021, the Company had outstanding warrants to purchase an aggregate of up to 21.8 million shares of Offerpad Solutions Class A common stock that will become exercisable securities in the future after certain requirements have been met.

During the six months ended June 30, 2022, a private placement warrant holder elected to transfer 1.8 million private placement warrants, upon which the warrants were converted into public warrants pursuant to the terms of the Warrant Agreement. Accordingly, as of June 30, 2022, the Company had 15.2 million public warrants and 6.6 million private placement warrants outstanding.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 17

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of June 30, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$3,963	$—	$—
Private placement warrant liabilities	$—	$—	$1,897

As of December 31, 2021	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$14,356	$—	$—
Private placement warrant liabilities	$—	$—	$9,705

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. During the three and six months ended June 30, 2022, the Company recorded changes in the fair value of the public warrants of $6.9 million and $10.4 million, respectively, which are recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$7,530	$—	$9,705	$—
Change in fair value of private placement warrants included in net income	(5,633)	—	(7,808)	—
Ending balance	$1,897	$—	$1,897	$—

The range of assumptions used in the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants during the six months ended June 30, 2022 are as follows:

Volatility	47.00% - 62.75%
Stock price	$2.18 - $5.03
Expected life of the options to convert (in years)	4.169 - 4.419
Risk-free rate	2.43% - 3.00%
Dividend yield	0.00%

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

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and 2021.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2022, we had 232,149,795 shares of Class A common stock issued and outstanding.

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

As of June 30, 2022, we had 14,816,236 million shares of Class B common stock issued and outstanding.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights. As of June 30, 2022, there were no shares of Class C common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2022, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 20

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

Awards outstanding under the 2016 Plan were assumed by Offerpad Solutions upon the Closing and continue to be governed by the terms and conditions of the 2016 Plan and applicable award agreement. Shares of our common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan (as defined below), will not again become available for issuance under the 2016 Plan or the 2021 Plan.

In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no additional awards will be granted under the 2016 Plan.

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s board of directors. As of June 30, 2022, the Company has granted stock options, restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) under the 2021 Plan.

In connection with the close of the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP. As of June 30, 2022, no shares have been issued under the ESPP.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following summarizes stock option activity during the six months ended June 30, 2022:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	25,576	$0.73	6.82	$137,170
Granted	1,094	5.07
Exercised	(7,993)	0.57
Forfeited, canceled or expired	(330)	1.14
Outstanding as of June 30, 2022	18,347	1.06	6.40	24,259
Exercisable as of June 30, 2022	13,090	0.69	5.64	19,488
Vested and expected to vest as of June 30, 2022	18,347	1.06	6.40	24,259

The Company granted stock option awards during the six months ended June 30, 2022 with a service vesting condition that is generally four years. The range of assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the six months ended June 30, 2022 are as follows:

Expected term (in years)	6.25
Risk-free interest rate	1.63% - 2.97%
Expected volatility	57.8% - 59.1%
Dividend yield	0.0%
Fair value on grant date	$4.83 - $5.11

As of June 30, 2022, the Company had $5.2 million of unrecognized stock-based compensation expense related to unvested stock options.

Restricted Stock Units

The Company granted RSUs with service vesting conditions during the six months ended June 30, 2022 to employees and non-employee members of our board of directors. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our board of directors generally ranges from three months to three years, subject to continued service on the board of directors.

The following summarizes RSU award activity during the six months ended June 30, 2022:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	203	$7.88
Granted	1,855	5.03
Vested and settled	(4)	5.11
Forfeited	(3)	5.11
Outstanding as of June 30, 2022	2,051	5.31

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2022, 65,356 RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our board of directors to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of June 30, 2022, the Company had $8.9 million of unrecognized stock-based compensation expense related to unvested RSUs.

Performance-Based Restricted Stock Units

The Company granted PSUs during the six months ended June 30, 2022, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of pre-determined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the six months ended June 30, 2022 are as follows:

Risk-free interest rate	1.47%
Expected volatility	60.0%
Dividend yield	0.0%
Fair value on grant date	$5.11

The following summarizes PSU award activity during the six months ended June 30, 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	2,115	4.72
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2022	2,115	4.72

As of June 30, 2022, the Company had $8.9 million of unrecognized stock-based compensation expense related to unvested PSUs.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Sales, marketing and operating	$616	$193	$964	$365
General and administrative	1,592	331	2,731	650
Technology and development	192	125	333	248
Stock-based compensation expense	$2,400	$649	$4,028	$1,263

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 23

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2022	2021
Assets
Restricted cash	$44,474	$24,616
Accounts receivable	11,862	4,845
Inventory	1,289,426	1,132,571
Prepaid expenses and other current assets	5,143	2,871
Total assets	$1,350,905	$1,164,903
Liabilities
Accounts payable	$6,909	$2,810
Accrued and other current liabilities	3,553	3,537
Secured credit facilities and notes payable, net - current portion	1,141,911	1,026,196
Total liabilities	$1,152,373	$1,032,543

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$11,558	$9,190	$52,546	$8,957
Denominator:
Weighted average common shares outstanding, basic	245,845	59,391	242,998	58,981
Dilutive effect of stock options	14,901	24,740	17,194	24,784
Dilutive effect of warrants	—	1,887	—	1,887
Dilutive effect of preferred stock	—	138,612	—	138,612
Weighted average common shares outstanding, diluted	260,746	224,630	260,192	224,264
Net income per share, basic	$0.05	$0.15	$0.22	$0.15
Net income per share, diluted	$0.04	$0.04	$0.20	$0.04
Anti-dilutive securities excluded from diluted income per share:
Anti-dilutive stock options	1,087	—	1,018	—
Anti-dilutive restricted stock units	1,985	—	1,848	—
Anti-dilutive performance-based restricted stock units	2,115	—	2,115	—
Anti-dilutive warrants	21,783	—	21,783	—

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 24

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

The Company’s effective tax rate was 12.2% and 1.0% for the three months ended June 30, 2022 and 2021, respectively, and 6.3% and 1.0% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate during the three and six months ended June 30, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes. The valuation allowance recorded against our net deferred tax assets was $33.3 million as of June 30, 2022.

As of June 30, 2022, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

NOTE 16. RELATED-PARTY TRANSACTIONS

LL Credit Facilities

As of June 30, 2022, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities:

	As of June 30, 2022		As of December 31, 2021
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$85,000	$30,728	$85,000	$81,926
Mezzanine secured credit facilities with a related party	$79,000	$56,728	$79,000	$82,509

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

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $65.0 million. In July 2022, the borrowing capacity under the LL Mezz Loan Agreement was increased to $97.5 million. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

We paid interest for borrowings under the LL facilities of $1.4 million and $2.2 million during the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $3.9 million during the six months ended June 30, 2022 and 2021.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 25

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $5.2 million and $2.6 million during the three months ended June 30, 2022 and 2021, respectively, and $10.9 million and $4.3 million during the six months ended June 30, 2022 and 2021, respectively, for its services, inclusive of the fees for property data services.

Warehouse Lending Facility with FirstFunding, Inc.

During July 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”) entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originates and then sells to third-party mortgage servicers. The committed amount under the facility is $15.0 million and OPHL pays certain customary and ordinary course fees to FirstFunding under the facility, including a funding fee per loan and interest.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Mr. Bair’s brother 1	$115	$169	$418	$409
Mr. Bair’s brother 2	108	85	394	311
Mr. Bair’s sister-in-law	32	37	62	69
	$255	$291	$874	$789

During the six months ended June 30, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards under the Offerpad Solutions Inc. 2021 Incentive Award Plan, which included awards of restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	84,367	126,551	—
Mr. Bair’s brother 2	79,404	119,107	—
Mr. Bair’s sister-in-law	3,000	—	6,000
	166,771	245,658	6,000

In June 2022, Mr. Bair’s brothers each entered into employment agreements with the Company with customary severance and other terms provided to similarly situated executives.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Homes Purchase Commitments

As of June 30, 2022, the Company was under contract to purchase 2,483 homes for an aggregate purchase price of $869.6 million.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 6, Leases, for further details.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 26

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 18. SUBSEQUENT EVENTS

The Company has determined that there have been no events that have occurred that would require recognition in the condensed consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022.

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

Our platform provides a unique dual approach to helping home sellers. In our “Express” offering, sellers can access our website or mobile app to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. In our “Flex” offering, we leverage our technology, scale and logistical expertise to renovate and list a seller’s home for sale while also typically providing a backup “Express” cash offer to the seller, thereby providing optionality of process and certainty of outcome. Our platform provides home buyers the opportunity to browse and tour homes online and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to in-house agents to advise on the purchase of a home as well as access to mortgage services through our in-house mortgage solution, Offerpad Home Loans, or through one of our preferred providers. We believe by offering both “Express” and “Flex” to sellers, and a guided yet flexible and customizable experience to buyers, we have reinvented the home selling and buying experience to meet the digital and on-demand needs of modern consumers.

We have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $7.9 billion of aggregate revenue since inception in 2015 through June 30, 2022. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture, increasing our total contribution margin after interest (per home sold) from approximately $4,900 in 2019 to approximately $9,000 in 2020 and approximately $22,900 in 2021. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets. Our contribution margin after interest across markets, which was approximately 7% company-wide in 2021, is a testament to our understanding of how to grow efficiently and enter into new markets, improve unit economics and increase operating leverage.

As of June 30, 2022, Offerpad operated in nearly 1,800 cities and towns in 27 metropolitan markets across 16 states.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 28

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

We typically acquire homes directly from individual sellers. After purchasing the home, we make necessary repairs and upgrades before listing it for sale on our platforms and Multiple Listing Services (“MLS”). We resell these homes to both individual consumer and institutional investor buyers. Currently, revenues from home sales through our “Express” cash offer are our primary source of revenue; however, we expect greater contribution from our “Flex” offering as we drive expansion of this offering and from ancillary services in the future as our full product offering expands and matures.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 29

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

Factors Affecting Our Performance

Market Penetration in Existing Markets

Residential real estate is one of the largest industries with roughly $2.5 trillion in value of homes transacted in 2021 in the United States and is highly fragmented with over 100,000 brokerages, according to the National Association of Realtors (NAR) as of 2020. In 2021, we estimate that we captured roughly 0.9% market share across our then active 21 markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 21 markets as of the end of 2021, and during the first six months of 2022, we expanded into six additional markets, bringing our total markets served to 27 as of June 30, 2022. Further, in July 2022, we announced that we had expanded into one additional market.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 30

Our 27 markets as of June 30, 2022 covered roughly 26% of the 6.9 million homes sold in 2021 in the United States. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our Flex product, we believe a significant portion of the total addressable market is serviceable with our business model.

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
•
Offerpad Home Loans (“OPHL”): We provide access to mortgage services through our in-house mortgage solution, OPHL, or through a third-party lending partner.
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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 31

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

The residential real estate market conditions were generally favorable during the six months ended June 30, 2022, with strong consumer demand and home price appreciation, resulting from a limited supply of new and resale single family homes on the market, and steady employment and wage growth. However, towards the end of the second quarter of 2022, consumer demand for residential real estate softened as a result of various macroeconomic conditions, including increases in mortgage interest rates during the quarter, increased inflation in the broader economy, and volatility and declines in the stock market. If these macroeconomic trends continue for an extended period of time or if the U.S. enters into a recession, these factors may negatively impact housing affordability and homebuyer sentiment, which could result in a decline in the demand for our homes and the services offered by our platform and materially impact our financial condition and results of operations.

Further, the COVID-19 pandemic yielded an unprecedented environment that significantly impacted residential real estate transaction volume. After experiencing sequential, quarter-over-quarter declines in revenue in the second and third quarters of 2020, which resulted from the in-person activity limitations that were imposed by governmental authorities and our pause in home purchases, we generated sequential, quarter-over-quarter increases in revenue beginning in the fourth quarter of 2020 and continuing through the second quarter of 2022. Although we experienced strong financial and operational performance during these recent periods, and we believe that we have adapted our business operations to function effectively during the ongoing COVID-19 pandemic, the duration and magnitude of the impact of the COVID-19 pandemic remains unknown, and could adversely affect our business in future periods.

Seasonality

The residential real estate market is seasonal and varies from market to market. Typically, the greatest number of transactions occur in the spring and summer, with fewer transactions occurring in the fall and winter. Our financial results, including revenue, margins, inventory, and financing costs, have historically had seasonal characteristics generally consistent with the residential real estate market, a trend we expect to continue in the future, subject to the market conditions discussed above.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 32

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 33

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

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and homes sold, unaudited)	2022	2021	2022	2021
Gross profit (GAAP)	$92,981	$50,864	$225,123	$84,401
Gross margin	8.6%	13.4%	9.2%	12.7%
Homes sold	2,888	1,259	6,490	2,277
Gross profit per home sold	$32.2	$40.4	$34.7	$37.1
Adjustments:
Inventory impairment - current period (1)	20,995	177	21,233	189
Inventory impairment - prior period (2)	(287)	(95)	(1,205)	(142)
Interest expense capitalized (3)	2,793	767	7,071	1,373
Adjusted gross profit	$116,482	$51,713	$252,222	$85,821
Adjusted gross margin	10.8%	13.7%	10.3%	13.0%
Adjustments:
Direct selling costs (4)	(23,524)	(8,787)	(55,378)	(16,823)
Holding costs on sales - current period (5)(6)	(1,293)	(533)	(3,723)	(1,161)
Holding costs on sales - prior period (5)(7)	(526)	(188)	(907)	(214)
Other income (8)	24	7	28	248
Contribution profit	$91,163	$42,212	$192,242	$67,871
Contribution margin	8.4%	11.1%	7.8%	10.2%
Homes sold	2,888	1,259	6,490	2,277
Contribution profit per home sold	$31.6	$33.5	$29.6	$29.8
Adjustments:
Interest expense capitalized (3)	(2,793)	(767)	(7,071)	(1,373)
Interest expense on homes sold - current period (9)	(4,115)	(1,345)	(11,149)	(2,826)
Interest expense on homes sold - prior period (10)	(1,999)	(386)	(3,721)	(468)
Contribution profit after interest	$82,256	$39,714	$170,301	$63,204
Contribution margin after interest	7.6%	10.5%	6.9%	9.5%
Homes sold	2,888	1,259	6,490	2,277
Contribution profit after interest per home sold	$28.5	$31.5	$26.2	$27.8
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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 34

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages, unaudited)	2022	2021	2022	2021
Net income (GAAP)	$11,558	$9,190	$52,546	$8,957
Change in fair value of warrant liabilities	(12,537)	—	(18,201)	—
Adjusted net (loss) income	$(979)	$9,190	$34,345	$8,957
Adjusted net (loss) income margin	(0.1)%	2.4%	1.4%	1.4%
Adjustments:
Interest expense	7,771	2,257	14,967	4,175
Amortization of capitalized interest (1)	2,793	767	7,071	1,373
Income tax expense	1,610	89	3,509	89
Depreciation and amortization	130	146	249	277
Amortization of stock-based compensation	2,400	649	4,028	1,263
Adjusted EBITDA	$13,725	$13,098	$64,169	$16,134
Adjusted EBITDA margin	1.3%	3.5%	2.6%	2.4%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 35

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change	% of Revenue
(in thousands, except percentages)					2022	2021
Revenue	$1,079,531	$378,647	$700,884	185.1%	100.0%	100.0%
Cost of revenue	986,550	327,783	658,767	201.0%	91.4%	86.6%
Gross profit	92,981	50,864	42,117	82.8%	8.6%	13.4%
Operating expenses:
Sales, marketing and operating	65,239	31,595	33,644	106.5%	6.0%	8.3%
General and administrative	16,121	5,137	10,984	213.8%	1.5%	1.4%
Technology and development	3,243	2,603	640	24.6%	0.3%	0.7%
Total operating expenses	84,603	39,335	45,268	115.1%	7.8%	10.4%
Income from operations	8,378	11,529	(3,151)	(27.3)%	0.8%	3.0%
Other income (expense):
Change in fair value of warrant liabilities	12,537	—	12,537	100.0%	1.1%	0.0%
Interest expense	(7,771)	(2,257)	(5,514)	244.3%	(0.7)%	(0.6)%
Other income, net	24	7	17	242.9%	0.0%	0.0%
Total other income (expense)	4,790	(2,250)	7,040	(312.9)%	0.4%	(0.6)%
Income before income taxes	13,168	9,279	3,889	41.9%	1.2%	2.4%
Income tax expense	(1,610)	(89)	(1,521)	*	(0.1)%	(0.0)%
Net income	$11,558	$9,190	$2,368	25.8%	1.1%	2.4%

* Not meaningful

Revenue

Revenue increased by $700.9 million, or 185.1%, to $1,079.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to higher sales volumes, and a higher average sales price. We sold 2,888 homes during the three months ended June 30, 2022 compared to 1,259 homes during the three months ended June 30, 2021, representing an increase of 129%. Additionally, the average resale home price increased by 25% from $298,000 in the three months ended June 30, 2021 to $372,000 in the three months ended June 30, 2022. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on the market and generally strong consumer demand across our markets in the three months ended June 30, 2022.

Cost of Revenue and Gross Profit

Cost of revenue increased by $658.8 million, or 201.0%, to $986.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margin was 8.6% for the three months ended June 30, 2022 compared to 13.4% for the three months ended June 30, 2021. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to more conservative acquisition underwriting through the first half of 2021 due to the continued market uncertainty that occurred as a result of the COVID-19 pandemic. The decrease in gross profit margin was also due to a $21.0 million increase in the inventory valuation adjustment as a result of the softening consumer demand for residential real estate towards the end of the second quarter of 2022, causing the net realizable value for certain homes in inventory to be lower than their respective cost.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $33.6 million, or 106.5%, to $65.2 million, and improved 230 basis points to 6.0% as a percentage of revenue, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in expense was primarily attributable to the increase in variable costs associated with the significant increase in homes sold, and higher employee compensation costs associated with increased employee headcount. This increase in expense was also due to a $4.7 million increase in advertising expense due to an increase in the number of markets due to

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 36

our strategic market expansion plans. The decline as a percentage of revenue was primarily due to the overall increased cost leverage achieved from the significant increase in revenue, while effectively managing our cost structure, as well as a decrease in the average commission rate paid to home buyers’ agents.

General and Administrative

General and administrative expense increased by $11.0 million, or 213.8%, to $16.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This represented a slight increase as a percentage of revenue of 10 basis points to 1.5%. The increase in expense was primarily attributable to additional expenses incurred as a public company as a result of the Business Combination on September 1, 2021, including costs associated with obtaining directors’ and officers’ liability insurance and increased legal, accounting and financial compliance costs and professional fees. The increase in expense was also due to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business, and higher stock-based compensation expense associated with new grants of equity awards during 2022.

Technology and Development

Technology and development expense increased by $0.7 million, or 24.6%, to $3.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This represented a decrease as a percentage of revenue of 40 basis points. The increase in expense was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business. The improvement as a percentage of revenue was primarily attributable to effectively leveraging our cost structure as revenue increased significantly.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2022 represents a $12.5 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $5.5 million, or 244.3%, to $7.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in expense was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities.

Other Income, Net

Other income, net was nominal during each of the three months ended June 30, 2022 and 2021.

Income Tax Expense

Our effective tax rate was 12.2% and 1.0% for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate during the three months ended June 30, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 37

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change	% of Revenue
(in thousands, except percentages)					2022	2021
Revenue	$2,453,368	$662,619	$1,790,749	270.3%	100.0%	100.0%
Cost of revenue	2,228,245	578,218	1,650,027	285.4%	90.8%	87.3%
Gross profit	225,123	84,401	140,722	166.7%	9.2%	12.7%
Operating expenses:
Sales, marketing and operating	135,127	56,671	78,456	138.4%	5.5%	8.6%
General and administrative	30,778	9,871	20,907	211.8%	1.2%	1.5%
Technology and development	6,425	4,886	1,539	31.5%	0.3%	0.7%
Total operating expenses	172,330	71,428	100,902	141.3%	7.0%	10.8%
Income from operations	52,793	12,973	39,820	306.9%	2.2%	1.9%
Other income (expense):
Change in fair value of warrant liabilities	18,201	—	18,201	100.0%	0.7%	0.0%
Interest expense	(14,967)	(4,175)	(10,792)	258.5%	(0.6)%	(0.6)%
Other income, net	28	248	(220)	(88.7)%	0.0%	0.1%
Total other income (expense)	3,262	(3,927)	7,189	(183.1)%	0.1%	(0.5)%
Income before income taxes	56,055	9,046	47,009	519.7%	2.3%	1.4%
Income tax expense	(3,509)	(89)	(3,420)	*	(0.2)%	(0.0)%
Net income	$52,546	$8,957	$43,589	486.6%	2.1%	1.4%

* Not meaningful

Revenue

Revenue increased by $1,790.7 million, or 270.3%, to $2,453.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to higher sales volumes, and a higher average sales price. We sold 6,490 homes during the six months ended June 30, 2022 compared to 2,277 homes during the six months ended June 30, 2021, representing an increase of 185%. Additionally, the average resale home price increased by 30% from $289,000 in the six months ended June 30, 2021 to $377,000 in the six months ended June 30, 2022. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on the market and generally strong consumer demand across our markets in the six months ended June 30, 2022.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1,650.0 million, or 285.4%, to $2,228.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margin was 9.2% for the six months ended June 30, 2022 compared to 12.7% for the six months ended June 30, 2021. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to more conservative acquisition underwriting through the first half of 2021 due to the continued market uncertainty that occurred as a result of the COVID-19 pandemic. The decrease in gross profit margin was also due to a $21.9 million increase in the inventory valuation adjustment as a result of the softening consumer demand for residential real estate towards the end of the second quarter of 2022, causing the net realizable value for certain homes in inventory to be lower than their respective cost.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $78.5 million, or 138.4%, to $135.1 million, and improved 310 basis points to 5.5% as a percentage of revenue, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in expense was primarily attributable to the increase in variable costs associated with the significant increase in homes sold, and higher employee compensation costs associated with increased employee headcount. This increase in expense was also due to a $12.0 million increase in advertising expense due to an increase in the number of markets due to our strategic market expansion plans. The decline as a percentage of revenue was due to the overall increased cost leverage achieved from the significant increase in revenue, while effectively managing our cost structure, as well as a decrease in the average commission rate paid to home buyers’ agents.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 38

General and Administrative

General and administrative expense increased by $20.9 million, or 211.8%, to $30.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This represented a decrease as a percentage of revenue of 30 basis points to 1.2%. The increase in expense was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business, and additional expenses incurred as a public company as a result of the Business Combination on September 1, 2021, including costs associated with obtaining directors’ and officers’ liability insurance and increased legal, accounting and financial compliance costs and professional fees. The increase in expense was also due to higher stock-based compensation expense associated with new grants of equity awards during 2022. The improvement as a percentage of revenue was principally attributable to effectively leveraging our cost structure as revenue increased significantly.

Technology and Development

Technology and development expense increased by $1.5 million, or 31.5%, to $6.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This represented a decrease as a percentage of revenue of 40 basis points. The increase in expense was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business. The improvement as a percentage of revenue was principally attributable to effectively leveraging our cost structure as revenue increased significantly.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2022 represents an $18.2 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $10.8 million, or 258.5%, to $15.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in expense was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities.

Other Income, Net

Other income, net was nominal during the six months ended June 30, 2022. Other income, net during the six months ended June 30, 2021 principally represents a gain from the disposal of fixed assets.

Income Tax Expense

Our effective tax rate was 6.3% and 1.0% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate during the six months ended June 30, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of June 30, 2022, we had cash and cash equivalents of $155.2 million and had a total undrawn borrowing capacity of $719.2 million, consisting of $632.9 million under our senior secured credit facilities and $86.3 million under our mezzanine secured credit facilities (as described further below).

We generated net income during the three and six months ended June 30, 2022 and during the year ended December 31, 2021. However, we have incurred losses each year from inception through December 31, 2020 and may incur additional losses in the future. We continue to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we expand into new markets.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities or the entry into new financing arrangements, will be sufficient to meet our short-term and long-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets and rising interest rates may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 39

raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

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

Buying and selling high-valued assets, such as single-family residential homes, is very cash intensive and has a significant impact on our liquidity and capital resources. We use non-recourse secured credit facilities, consisting of both senior secured credit facilities and mezzanine secured credit facilities, to finance a significant portion of our real estate inventory and related home renovations. Some of our secured credit facilities, however, are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Our ability to obtain and maintain access to these or similar kinds of credit facilities is significant for us to operate the business.

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

As of June 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$600,000	$313,265	3.10%	June 2024	June 2024
Facility with financial institution 2	400,000	297,681	2.91%	September 2023	March 2024
Facility with financial institution 3	500,000	310,450	3.34%	December 2023	December 2024
Facility with a related party	85,000	30,728	6.00%	December 2022	December 2022
Senior secured credit facilities	$1,585,000	$952,124

As of June 30, 2022, we had four senior secured credit facilities that we use to fund the purchase of homes and build our inventory, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings on the senior secured credit facilities with financial institutions accrue interest at a benchmark reference rate, which may be based on LIBOR or SOFR, plus a margin that varies by facility. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%, with a minimum interest rate of 6.0%. The senior secured credit facility with a related party provides increased flexibility regarding property eligibility and greater funding operation efficiencies.

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have utilized mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following table summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

As of June 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$65,000	$51,518	11.00%	August 2022	August 2022
Facility with third-party lender 1	90,000	68,638	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	69,832	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	5,210	11.00%	December 2022	December 2022
Mezzanine secured credit facilities	$281,500	$195,198

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 40

As of June 30, 2022, we had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings on the mezzanine secured credit facilities with third-party lenders accrue interest at a fixed rate of 9.50%. Borrowings on the mezzanine secured credit facilities with a related party accrue interest at a fixed rate of 11.00%. The mezzanine secured credit facilities with a related party provide increased flexibility regarding property eligibility and greater funding operation efficiencies.

In July 2022, the Company amended its mezzanine secured credit facility 1 with a related party. The amended facility increased the borrowing capacity from $65.0 million to $97.5 million ($32.5 million of which is uncommitted) and extended the maturity date from August 2022 to June 2024.

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

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2022, we were in compliance with all covenants.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash used in operating activities	$(112,479)	$(297,530)
Net cash used in investing activities	(725)	(3,910)
Net cash provided by financing activities	118,709	308,599
Net change in cash, cash equivalents and restricted cash	$5,505	$7,159

Operating Activities

Net cash used in operating activities was $112.5 million and $297.5 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, net cash used in operating activities primarily resulted from a $179.1 million increase in real estate inventory due to the execution of our growth plan and generally favorable housing market conditions across our markets. This use of cash was partially offset by cash inflows from net income of $52.5 million, which included a $22.2 million non-cash inventory valuation adjustment as a result of the softening consumer demand for residential real estate towards the end of the second quarter of 2022 and an $18.2 million non-cash gain as a result of the fair value adjustment of the warrant liabilities, and a net increase in non-inventory working capital balances.

For the six months ended June 30, 2021, net cash used in operating activities primarily resulted from a $311.8 million increase in real estate inventory due to the execution of our growth plan and favorable housing market conditions across our markets. This cash outflow related to increased inventory levels was partially offset by a $15.3 million increase in accrued liabilities principally attributable to increased marketing and legal and professional obligations accruals, as well as net income of $9.0 million.

Investing Activities

Net cash used in investing activities was $0.7 million and $3.9 million during the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities during the six months ended June 30, 2022 represents purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2021 represents purchases of property and equipment of $5.9 million, which was partially offset by proceeds from sales of property and equipment of $2.0 million.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 41

Financing Activities

Net cash provided by financing activities was $118.7 million and $308.6 million during the six months ended June 30, 2022 and 2021, respectively. Net cash provided financing activities during the six months ended June 30, 2022 primarily consisted of $2,132.2 million of borrowings from credit facilities and notes payable, which was partially offset by $2,018.0 million of repayments of credit facilities and notes payable. This net increase in credit facility funding of $114.2 million was directly related to financing the increase in inventory during the period.

Net cash provided by financing activities during the six months ended June 30, 2021 primarily consisted of $889.0 million of borrowings from credit facilities and notes payable, which was partially offset by $580.8 million of repayments of credit facilities and notes payable. This net increase in credit facility funding of $308.2 million was directly related to financing the increase in inventory during the period.

Contractual Obligations and Commitments

Information regarding our contractual obligations and commitments is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no material changes in our contractual obligations and commitments since December 31, 2021 through June 30, 2022.

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

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 42

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 44

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
10.1	Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/7/22
10.2	Amended and Restated Employment Agreement, dated June 6, 2022, by and between Michael Burnett and Offerpad Solutions Inc.	8-K	001-39641	10.2	6/7/22
10.3	Amended and Restated Employment Agreement, dated June 6, 2022, by and between Benjamin Aronovitch and Offerpad Solutions Inc.	8-K	001-39641	10.3	6/7/22
10.4	Amendment No. 1 to Second Amended and Restated Mezzanine Loan and Security Agreement, dated as of July 7, 2022, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.1	7/8/22
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: August 3, 2022	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Second Quarter 2022 Form 10-Q | 46