Form 10-Q
period 2022-09-30
Offerpad Solutions Inc.
filed 2022-11-02
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 26, 2022, there were 232,377,521 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		September 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$196,838	$169,817
Restricted cash		26,830	24,616
Accounts receivable		9,121	6,165
Inventory		1,184,045	1,132,571
Prepaid expenses and other current assets		9,475	9,808
Total current assets		1,426,309	1,342,977
Property and equipment, net		5,299	5,146
Other non-current assets		5,992	4,959
TOTAL ASSETS	(1)	$1,437,600	$1,353,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$7,843	$6,399
Accrued and other current liabilities		34,959	35,027
Secured credit facilities and notes payable, net		1,034,354	861,762
Secured credit facilities and notes payable - related party		111,465	164,434
Total current liabilities		1,188,621	1,067,622
Warrant liabilities		3,899	24,061
Other long-term liabilities		4,080	3,830
Total liabilities	(2)	1,196,600	1,095,513
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 232,378 and 224,154 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively		23	22
Class B common stock, $0.0001 par value; 20,000 shares authorized; 14,816 shares issued and outstanding as of September 30, 2022 and December 31, 2021		2	2
Additional paid in capital		400,507	389,601
Accumulated deficit		(159,532)	(132,056)
Total stockholders’ equity		241,000	257,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,437,600	$1,353,082

________________

(1)
Our consolidated assets as of September 30, 2022 and December 31, 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $26,730 and $24,616; Accounts receivable, $8,472 and $4,845; Inventory, $1,184,045 and $1,132,571; Prepaid expenses and other current assets, $2,995 and $2,871; Total assets of $1,222,242 and $1,164,903, respectively.
(2)
Our consolidated liabilities as of September 30, 2022 and December 31, 2021 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $4,798 and $2,810; Accrued and other current liabilities, $6,192 and $3,537; Secured credit facilities and notes payable, net, $1,145,819 and $1,026,196; Total liabilities, $1,156,809 and $1,032,543, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data) (Unaudited)	2022	2021	2022	2021
Revenue	$821,732	$540,287	$3,275,100	$1,202,906
Cost of revenue	819,573	487,165	3,047,818	1,065,383
Gross profit	2,159	53,122	227,282	137,523
Operating expenses:
Sales, marketing and operating	55,043	38,727	190,170	95,398
General and administrative	14,640	8,160	45,418	18,031
Technology and development	2,687	2,777	9,112	7,663
Total operating expenses	72,370	49,664	244,700	121,092
(Loss) income from operations	(70,211)	3,458	(17,418)	16,431
Other income (expense):
Change in fair value of warrant liabilities	1,961	(13,185)	20,162	(13,185)
Interest expense	(15,889)	(5,495)	(30,856)	(9,670)
Other income, net	643	—	671	248
Total other expense	(13,285)	(18,680)	(10,023)	(22,607)
Loss before income taxes	(83,496)	(15,222)	(27,441)	(6,176)
Income tax benefit (expense)	3,474	(81)	(35)	(170)
Net loss	$(80,022)	$(15,303)	$(27,476)	$(6,346)
Net loss per share, basic	$(0.32)	$(0.13)	$(0.11)	$(0.08)
Net loss per share, diluted	$(0.32)	$(0.13)	$(0.11)	$(0.08)
Weighted average common shares outstanding, basic	247,148	115,985	244,397	78,191
Weighted average common shares outstanding, diluted	247,148	115,985	244,397	78,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	246,966	$25	$398,166	$(79,510)	$318,681
Issuance of common stock upon exercise of stock options	108	—	130	—	130
Issuance of common stock upon vesting of restricted stock units	120	—	(54)	—	(54)
Stock-based compensation expense	—	—	2,265	—	2,265
Net loss	—	—	—	(80,022)	(80,022)
Balance at September 30, 2022	247,194	$25	$400,507	$(159,532)	$241,000

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands) (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2021	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	59,660	$—	$7,653	$(129,559)	4,794	$(10,650)	$(132,556)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	64	—	—	—	64
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	138,612	14	184,109	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	40,073	10	195,687	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,053	—	—	—	1,053
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,303)	—	—	(15,303)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	$—	238,345	$24	$388,566	$(144,862)	—	$—	$243,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) (continued)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	238,970	$24	$389,601	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	8,101	1	4,670	—	4,671
Issuance of common stock upon vesting of restricted stock units	123	—	(57)	—	(57)
Stock-based compensation expense	—	—	6,293	—	6,293
Net loss	—	—	—	(27,476)	(27,476)
Balance at September 30, 2022	247,194	$25	$400,507	$(159,532)	$241,000

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands) (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2020	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	57,865	$—	$5,908	$(138,516)	4,794	$(10,650)	$(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	1,584	—	375	—	—	—	375
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	211	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	171	—	—	—	171
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	138,612	14	184,109	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	40,073	10	195,687	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	2,316	—	—	—	2,316
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,346)	—	—	(6,346)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	$—	238,345	$24	$388,566	$(144,862)	—	$—	$243,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
($ in thousands) (Unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(27,476)	$(6,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	764	433
Gain on sale of property and equipment	—	(246)
Amortization of debt financing costs	2,160	454
Impairment of inventory	49,734	1,342
Stock-based compensation	6,293	2,316
Change in fair value of warrant liabilities	(20,162)	13,185
Changes in operating assets and liabilities:
Accounts receivable	(2,956)	(7,717)
Inventory	(101,208)	(721,979)
Prepaid expenses and other assets	(2,988)	(7,174)
Accounts payable	1,444	3,857
Accrued and other liabilities	2,471	17,063
Net cash used in operating activities	(91,924)	(704,812)
Cash flows from investing activities:
Purchases of property and equipment	(917)	(13,609)
Proceeds from sales of property and equipment	—	2,032
Net cash used in investing activities	(917)	(11,577)
Cash flows from financing activities:
Borrowings from credit facilities and notes payable	2,889,790	1,702,702
Repayments of credit facilities and notes payable	(2,771,861)	(1,130,563)
Payment of debt financing costs	(466)	(3,229)
Proceeds from exercise of stock options	4,898	633
Payments for taxes related to stock-based awards	(285)	—
Proceeds from Business Combination	—	284,011
Issuance cost of common stock	—	(51,249)
Net cash provided by financing activities	122,076	802,305
Net change in cash, cash equivalents and restricted cash	29,235	85,916
Cash, cash equivalents and restricted cash, beginning of period	194,433	50,742
Cash, cash equivalents and restricted cash, end of period	$223,668	$136,658
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$196,838	$116,634
Restricted cash	26,830	20,024
Total cash, cash equivalents and restricted cash	$223,668	$136,658
Supplemental disclosure of cash flow information:
Cash payments for interest	$36,536	$9,630
Supplemental disclosure of non-cash investing and financing activities:
Transfer of property and equipment, net to inventory	$—	$10,065
Acquisition of warrant liabilities	$—	$26,525
Conversion of preferred stock to common stock	$—	$184,123
Conversion of treasury stock	$—	$10,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 8

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

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operated in over 1,800 cities and towns in 28 metropolitan markets across 16 states as of September 30, 2022.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 9

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

Inventory

Inventory consists of acquired homes and are stated at the lower of cost or net realizable value, with cost and net realizable value determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after listing date, are expensed as incurred and included in sales, marketing and operating expenses.

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

For homes under contract to sell as of the impairment assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the Company’s impairment analysis, and actual results may also differ from the Company’s assumptions.

The Company recorded inventory impairments of $27.5 million and $1.0 million during the three months ended September 30, 2022 and 2021, respectively, and $49.7 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 10

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 11

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

NOTE 4. INVENTORY

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2022	2021
Homes preparing for and under renovation	$138,808	$327,455
Homes listed for sale	814,971	400,308
Homes under contract to sell	230,266	404,808
Inventory	$1,184,045	$1,132,571

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2022	2021
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,076	797
Software systems	344	318
Computers and equipment	265	265
Office equipment and furniture	614	160
Construction in progress	158	—
Property and equipment, gross	7,532	6,615
Less: accumulated depreciation	(2,233)	(1,469)
Property and equipment, net	$5,299	$5,146

Depreciation expense totaled $0.5 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2022 and 2021, operating lease cost was $0.6 million and $0.3 million, respectively, and variable and short-term lease costs were $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, operating lease cost was $1.5 million and $1.0 million, respectively, and variable and short-term lease costs were $0.3 million and $0.3 million, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.5 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $0.6 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company’s operating leases had a weighted-average remaining lease term of 2.9 years and 3.5 years, respectively, and a weighted-average discount rate of 4.2% and 4.1%, respectively.

The Company’s operating lease liability maturities as of September 30, 2022 are as follows:

($ in thousands)
Remainder of 2022	$570
2023	2,381
2024	2,291
2025	1,017
2026	269
2027	79
Thereafter	—
Total future lease payments	6,607
Less: Imputed interest	(370)
Total lease liabilities	$6,237

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

($ in thousands)	Financial Statement Line Items	September 30, 2022	December 31, 2021
Right-of-use assets	Other non-current assets	$5,759	$4,784
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,157	1,345
Non-current liabilities	Other long-term liabilities	4,080	3,830
Total lease liabilities		$6,237	$5,175

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued and other current liabilities consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2022	2021
Payroll and other employee related expenses	$10,499	$12,836
Home renovation	7,635	8,540
Marketing	6,538	5,795
Interest	6,112	3,537
Operating lease liabilities	2,157	1,345
Legal and professional obligations	1,323	1,743
Other	695	1,231
Accrued and other current liabilities	$34,959	$35,027

The Company incurred advertising expenses of $7.5 million and $13.3 million during the three months ended September 30, 2022 and 2021, respectively, and $38.4 million and $32.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Other long-term liabilities as of September 30, 2022 and December 31, 2021 consist of the non-current portion of our operating lease liabilities.

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

The carrying value of the Company’s credit facilities, notes payable and other debt consists of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2022	2021
Credit facilities and notes payable, net
Senior secured credit facilities with financial institutions	$920,503	$747,514
Senior secured credit facility with a related party	38,840	81,926
Senior secured debt - other	—	33,320
Mezzanine secured credit facilities with third-party lenders	119,080	87,851
Mezzanine secured credit facilities with a related party	72,625	82,508
Debt issuance costs	(5,229)	(6,923)
Total credit facilities and notes payable, net	1,145,819	1,026,196
Current portion - credit facilities and notes payable, net
Total credit facilities, other debt and notes payable, net	1,034,354	861,762
Total credit facilities and notes payable - related party	111,465	164,434
Total credit facilities and notes payable, net	$1,145,819	$1,026,196

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 14

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

As of September 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$600,000	$400,637	4.11%	June 2024	June 2024
Facility with financial institution 2	400,000	306,689	3.63%	September 2023	March 2024
Facility with financial institution 3	500,000	213,177	4.04%	December 2023	December 2024
Facility with a related party	85,000	38,840	6.13%	December 2022	December 2022
Senior secured credit facilities	$1,585,000	$959,343

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility with financial institution 1	$400,000	$365,392	2.60%
Facility with financial institution 2	400,000	375,063	2.60%
Facility with financial institution 3	500,000	7,059	2.60%
Facility with a related party	85,000	81,926	4.10%
Senior secured credit facilities	$1,385,000	$829,440

As of September 30, 2022, the Company had four senior secured credit facilities, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock.

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
•
Senior Secured Credit Facility with Financial Institution 2
As of September 30, 2022, the committed borrowing capacity on the senior secured credit facility with financial institution 2 is $400.0 million. In September 2022, the Company amended its senior secured credit facility with financial institution 2, which, among other things, amended the interest rate under the facility to be based on a SOFR reference rate plus a margin.
•
Senior Secured Credit Facility with Financial Institution 3
As of September 30, 2022, the borrowing capacity on the senior secured credit facility with financial institution 3 is $500.0 million ($200.0 million of which is uncommitted). In June 2022, the Company amended its senior secured credit facility with financial institution 3, which, among other things, amended the interest rate under the facility to be based on a SOFR reference rate plus a margin.
•
Senior Secured Credit Facility with a Related Party
As of September 30, 2022, the borrowing capacity on the senior secured credit facility with a related party is $85.0 million and the Company has the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%, with a minimum interest rate of 6.0%.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 15

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

As of September 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$97,500	$66,213	11.00%	June 2024	June 2024
Facility with third-party lender 1	90,000	71,510	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	47,570	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	6,412	11.00%	December 2022	December 2022
Mezzanine secured credit facilities	$314,000	$191,705

As of December 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate
Facility 1 with a related party	$65,000	$58,767	13.00%
Facility with third-party lender 1	90,000	86,262	9.50%
Facility with third-party lender 2	112,500	1,588	9.50%
Facility 2 with a related party	14,000	23,742	13.00%
Mezzanine secured credit facilities	$281,500	$170,359

As of September 30, 2022, the Company had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock.

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
•
Mezzanine Secured Credit Facility with Third-Party Lender 1
As of September 30, 2022, the committed borrowing capacity on the mezzanine secured credit facility with third-party lender 1 is $90.0 million. Borrowings on the mezzanine secured credit facility with third-party lender 1 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility with Third-Party Lender 2
As of September 30, 2022, the borrowing capacity on the mezzanine secured credit facility with third-party lender 2 is $112.5 million ($45.0 million of which is uncommitted). Borrowings on the mezzanine secured credit facility with third-party lender 2 accrue interest at a fixed rate of 9.5%.
•
Mezzanine Secured Credit Facility 2 with a Related Party
As of September 30, 2022, the borrowing capacity on the mezzanine secured credit facility 2 with a related party is $14.0 million and the Company has the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Borrowings on the mezzanine secured credit facility 2 with a related party accrue interest at a fixed rate of 11.0%.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 16

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

Maturities

As of September 30, 2022, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and an assessment of the current lending environment. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2022, the Company was in compliance with all covenants.

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

During the nine months ended September 30, 2022, a private placement warrant holder elected to transfer 1.8 million private placement warrants, upon which the warrants were converted into public warrants pursuant to the terms of the Warrant Agreement. Accordingly, as of September 30, 2022, the Company had 15.2 million public warrants and 6.6 million private placement warrants outstanding.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 17

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of September 30, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$2,591	$—	$—
Private placement warrant liabilities	$—	$—	$1,308

As of December 31, 2021	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$14,356	$—	$—
Private placement warrant liabilities	$—	$—	$9,705

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $1.4 million and $11.8 million during the three and nine months ended September 30, 2022, respectively, and $7.3 million during each of the three and nine months ended

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2021. These changes are recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$1,897	$—	$9,705	$—
Initial fair value of private placement warrants	—	10,291	—	10,291
Change in fair value of private placement warrants included in net (loss) income	(589)	5,940	(8,397)	5,940
Ending balance	$1,308	$16,231	$1,308	$16,231

The following summarizes the range of assumptions used in the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants during the respective periods:

	Nine Months Ended September 30,
	2022	2021
Volatility	47.00% - 81.00%	25.00% - 34.50%
Stock price	$1.21 - $5.03	$8.72 - $8.80
Expected life of the options to convert (in years)	3.919 - 4.419	4.919 - 5.000
Risk-free rate	2.43% - 4.16%	0.78% - 0.98%
Dividend yield	0.00%	0.00%

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

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 and 2021.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2022, we had 232,377,521 shares of Class A common stock issued and outstanding.

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

As of September 30, 2022, we had 14,816,236 shares of Class B common stock issued and outstanding.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights. As of September 30, 2022, there were no shares of Class C common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2022, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 20

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

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s board of directors. As of September 30, 2022, the Company has granted stock options, restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) under the 2021 Plan.

In connection with the close of the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP. As of September 30, 2022, no shares have been issued under the ESPP.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

The following summarizes stock option activity during the nine months ended September 30, 2022:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	25,576	$0.73	6.82	$137,170
Granted	1,147	4.90
Exercised	(8,101)	0.58
Forfeited, canceled or expired	(405)	1.36
Outstanding as of September 30, 2022	18,217	1.05	5.89	7,139
Exercisable as of September 30, 2022	13,693	0.71	5.40	7,066
Vested and expected to vest as of September 30, 2022	18,217	1.05	5.89	7,139

The Company granted stock option awards during the nine months ended September 30, 2022 with a service vesting condition that is generally four years. The range of assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the nine months ended September 30, 2022 are as follows:

Expected term (in years)	6.25
Risk-free interest rate	1.63% - 3.37%
Expected volatility	57.8% - 60.0%
Dividend yield	0.0%
Fair value on grant date	$1.43 - $5.11

As of September 30, 2022, the Company had $4.4 million of unrecognized stock-based compensation expense related to unvested stock options.

Restricted Stock Units

The Company granted RSUs with service vesting conditions during the nine months ended September 30, 2022 to employees and non-employee members of our board of directors. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our board of directors generally ranges from three months to three years, subject to continued service on the board of directors.

The following summarizes RSU award activity during the nine months ended September 30, 2022:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	203	$7.88
Granted	1,947	4.86
Vested and settled	(161)	5.33
Forfeited	(103)	5.02
Outstanding as of September 30, 2022	1,886	5.13

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2022, 180,592 RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our board of directors to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of September 30, 2022, the Company had $7.5 million of unrecognized stock-based compensation expense related to unvested RSUs.

Performance-Based Restricted Stock Units

The Company granted PSUs during the nine months ended September 30, 2022, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of pre-determined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the nine months ended September 30, 2022 are as follows:

Risk-free interest rate	1.47%
Expected volatility	60.0%
Dividend yield	0.0%
Fair value on grant date	$5.11

The following summarizes PSU award activity during the nine months ended September 30, 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	2,115	4.72
Vested	—	—
Forfeited	(97)	4.72
Outstanding as of September 30, 2022	2,018	4.72

As of September 30, 2022, the Company had $7.7 million of unrecognized stock-based compensation expense related to unvested PSUs.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Sales, marketing and operating	$553	$169	$1,517	$534
General and administrative	1,603	763	4,334	1,413
Technology and development	109	121	442	369
Stock-based compensation expense	$2,265	$1,053	$6,293	$2,316

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 23

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2022	2021
Assets
Restricted cash	$26,730	$24,616
Accounts receivable	8,472	4,845
Inventory	1,184,045	1,132,571
Prepaid expenses and other current assets	2,995	2,871
Total assets	$1,222,242	$1,164,903
Liabilities
Accounts payable	$4,798	$2,810
Accrued and other current liabilities	6,192	3,537
Secured credit facilities and notes payable, net - current portion	1,145,819	1,026,196
Total liabilities	$1,156,809	$1,032,543

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(80,022)	$(15,303)	$(27,476)	$(6,346)
Denominator:
Weighted average common shares outstanding, basic	247,148	115,985	244,397	78,191
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—	—
Weighted average common shares outstanding, diluted	247,148	115,985	244,397	78,191
Net loss per share, basic	$(0.32)	$(0.13)	$(0.11)	$(0.08)
Net loss per share, diluted	$(0.32)	$(0.13)	$(0.11)	$(0.08)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	9,450	26,652	3,829	26,652
Anti-dilutive restricted stock units (1)	1,682	—	1,793	—
Anti-dilutive performance-based restricted stock units	2,018	—	2,083	—
Anti-dilutive warrants	21,783	—	21,783	—

(1) Due to the net loss during each of the three and nine months ended September 30, 2022 and 2021, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 24

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

The Company recorded a $3.5 million income tax benefit and $0.1 million of income tax expense during the three months ended September 30, 2022 and 2021, respectively, and income tax expense of $0.04 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 4.2% and (0.5)% for the three months ended September 30, 2022 and 2021, respectively, and (0.1)% and (2.8)% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate during the three and nine months ended September 30, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes. The valuation allowance recorded against our net deferred tax assets was $33.3 million as of September 30, 2022.

As of September 30, 2022, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

NOTE 16. RELATED-PARTY TRANSACTIONS

LL Credit Facilities

As of September 30, 2022, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities:

	As of September 30, 2022		As of December 31, 2021
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$85,000	$38,840	$85,000	$81,926
Mezzanine secured credit facilities with a related party	$111,500	$72,625	$79,000	$82,509

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

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $97.5 million. Refer to Note 8, Credit Facilities and Notes Payable, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 25

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We paid interest for borrowings under the LL facilities of $2.4 million and $3.5 million during the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $7.4 million during the nine months ended September 30, 2022 and 2021.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $3.8 million and $3.2 million during the three months ended September 30, 2022 and 2021, respectively, and $14.7 million and $7.5 million during the nine months ended September 30, 2022 and 2021, respectively, for its services, inclusive of the fees for property data services.

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

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective year-to-date periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Mr. Bair’s brother 1	$115	$75	$533	$484
Mr. Bair’s brother 2	108	73	502	384
Mr. Bair’s sister-in-law	32	34	94	103
	$255	$182	$1,129	$971

During the nine months ended September 30, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards under the Offerpad Solutions Inc. 2021 Incentive Award Plan, which included awards of restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	84,367	126,551	—
Mr. Bair’s brother 2	79,404	119,107	—
Mr. Bair’s sister-in-law	3,000	—	6,000
	166,771	245,658	6,000

In June 2022, Mr. Bair’s brothers each entered into employment agreements with the Company with customary severance and other terms provided to similarly situated executives.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Homes Purchase Commitments

As of September 30, 2022, the Company was under contract to purchase 195 homes for an aggregate purchase price of $75.0 million.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 6, Leases, for further details.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 26

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 18. SUBSEQUENT EVENTS

The Company has determined that there have been no events that have occurred that would require recognition in the condensed consolidated financial statements or additional disclosure herein.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 27

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

We have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $8.7 billion of aggregate revenue since inception in 2015 through September 30, 2022. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture, increasing our total contribution margin after interest (per home sold) from approximately $4,900 in 2019 to approximately $9,000 in 2020 and approximately $22,900 in 2021. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets. Our contribution margin after interest across markets, which was approximately 7% company-wide in 2021, is a testament to our understanding of how to grow efficiently and enter into new markets, improve unit economics and increase operating leverage.

As of September 30, 2022, Offerpad operated in over 1,800 cities and towns in 28 metropolitan markets across 16 states.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 28

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

The residential real estate market conditions were generally favorable during the first six months of 2022, with strong consumer demand and home price appreciation, resulting from a limited supply of new and resale single family homes on the market, and steady employment and wage growth. However, towards the end of the second quarter of 2022 and continuing through the third quarter of 2022, consumer demand for residential real estate softened compared to the corresponding prior year periods and much of the first half of 2022, as the combination of the sudden and significant increase in mortgage interest rates, increased inflation in the broader economy, volatility and declines in the stock market, and various other macroeconomic conditions and geopolitical concerns impacted consumer budgets and confidence. These macroeconomic factors have negatively impacted housing affordability and homebuyer sentiment, causing many prospective customers to delay their homebuying decisions. This has resulted in a sequential decline in our revenue in the third quarter of 2022 compared to the second quarter of 2022 and an increase in the average period of time our homes are being held in inventory, causing an increase in holding costs and downward pressure on sales prices and margins. We expect these macroeconomic trends to continue through the fourth quarter of 2022, with lower revenue and margins anticipated as compared to the corresponding prior year period. If these macroeconomic trends continue for an extended period of time, we expect these factors will continue to

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 29

negatively impact housing affordability and homebuyer sentiment, and result in a decline in the demand for our homes and the services offered by our platform, which could materially impact our financial condition and results of operations.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 30

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

Expansion into New Markets

Since our launch in 2015, we have expanded into 21 markets as of the end of 2021, and during the first nine months of 2022, we expanded into seven additional markets, bringing our total markets served to 28 as of September 30, 2022.

Our 28 markets as of September 30, 2022 covered roughly 26% of the 6.9 million homes sold in 2021 in the United States. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our Flex product, we believe a significant portion of the total addressable market is serviceable with our business model.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 31

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

Risk Management

Our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relist the home so that it sells at a profit and in a relatively short period of time. We have invested significant resources into our underwriting and asset management systems. Our software engineering and data science teams focus on underwriting accuracy, portfolio health, and workflow optimization. Our underwriting tools are constantly updated with inputs from third party data sources, proprietary data sources as well as internal data to adjust to the latest market conditions. This allows us to assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to mitigate our risk exposure. Further, our listed homes are in market-ready and move-in ready condition following the repairs and renovations we conduct.

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, combined with favorable housing market conditions across our markets, our average inventory holding period of homes sold improved from 138 days in 2016 to 76 days in 2021, reducing our pricing risk from holding aged inventory.

However, towards the end of the second quarter of 2022 and continuing through the third quarter of 2022, consumer demand for residential real estate softened compared to the corresponding prior year periods and much of the first half of 2022. This has resulted in a sequential decline in our revenue in the third quarter of 2022 compared to the second quarter of 2022 and an increase in the average period of time our homes are being held in inventory, causing an increase in holding costs and downward pressure on sales prices and margins. We expect these macroeconomic trends to continue through the fourth quarter of 2022, with lower revenue and margins anticipated as compared to the corresponding prior year period. In response to this softening consumer demand and given our focus on risk management, we have continued to adjust pricing on our inventory to reflect market level trends. We have also adjusted our home purchase criteria through more conservative acquisition underwriting. These actions have resulted in a reduction in our home acquisition pace to allow us to manage overall inventory growth.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 32

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

Contribution Profit / Margin

We calculate Contribution Profit as Adjusted Gross Profit, minus (1) direct selling costs incurred on homes sold during the presented period, minus (2) holding costs incurred in the current period on homes sold during the period recorded in sales, marketing, and operating, minus (3) holding costs incurred in prior periods on homes sold in the current period recorded in sales, marketing, and operating, plus (4) other income which is primarily comprised of interest income earned on our cash and cash equivalents and income earned from the sale of certain fixed assets. The composition of our holding costs is described in the footnotes to the reconciliation table below. We define Contribution Margin as Contribution Profit as a percentage of revenue.

We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution Profit helps management assess inflows and outflow directly associated with a specific resale cohort.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 33

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

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and homes sold, unaudited)	2022	2021	2022	2021
Gross profit (GAAP)	$2,159	$53,122	$227,282	$137,523
Gross margin	0.3%	9.8%	6.9%	11.4%
Homes sold	2,280	1,673	8,770	3,950
Gross profit per home sold	$0.9	$31.8	$25.9	$34.8
Adjustments:
Inventory impairment - current period (1)	27,529	676	39,807	713
Inventory impairment - prior period (2)	(8,955)	(152)	(1,205)	(142)
Interest expense capitalized (3)	2,508	1,410	9,579	2,783
Adjusted gross profit	$23,241	$55,056	$275,463	$140,877
Adjusted gross margin	2.8%	10.2%	8.4%	11.7%
Adjustments:
Direct selling costs (4)	(21,419)	(11,350)	(76,797)	(28,172)
Holding costs on sales - current period (5)(6)	(1,765)	(910)	(5,884)	(2,365)
Holding costs on sales - prior period (5)(7)	(405)	(295)	(916)	(214)
Other income (8)	643	—	671	248
Contribution profit	$295	$42,501	$192,537	$110,374
Contribution margin	0.0%	7.9%	5.9%	9.2%
Homes sold	2,280	1,673	8,770	3,950
Contribution profit per home sold	$0.1	$25.4	$22.0	$27.9
Adjustments:
Interest expense capitalized (3)	(2,508)	(1,410)	(9,579)	(2,783)
Interest expense on homes sold - current period (9)	(5,707)	(2,381)	(19,225)	(5,904)
Interest expense on homes sold - prior period (10)	(2,382)	(697)	(3,733)	(468)
Contribution (loss) profit after interest	$(10,301)	$38,013	$160,000	$101,219
Contribution margin after interest	(1.3)%	7.0%	4.9%	8.4%
Homes sold	2,280	1,673	8,770	3,950
Contribution (loss) profit after interest per home sold	$(4.5)	$22.7	$18.2	$25.6
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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 34

(8)
Other income principally represents interest income earned on our cash and cash equivalents and income earned from the sale of certain fixed assets.
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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, unaudited)	2022	2021	2022	2021
Net loss (GAAP)	$(80,022)	$(15,303)	$(27,476)	$(6,346)
Change in fair value of warrant liabilities	(1,961)	13,185	(20,162)	13,185
Adjusted net (loss) income	$(81,983)	$(2,118)	$(47,638)	$6,839
Adjusted net (loss) income margin	(10.0)%	(0.4)%	(1.5)%	0.6%
Adjustments:
Interest expense	15,889	5,495	30,856	9,670
Amortization of capitalized interest (1)	2,508	1,410	9,579	2,783
Income tax (benefit) expense	(3,474)	81	35	170
Depreciation and amortization	515	156	764	433
Amortization of stock-based compensation	2,265	1,053	6,293	2,316
Adjusted EBITDA	$(64,280)	$6,077	$(111)	$22,211
Adjusted EBITDA margin	(7.8)%	1.1%	(0.0)%	1.8%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 35

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
					% of Revenue
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021
Revenue	$821,732	$540,287	$281,445	52.1%	100.0%	100.0%
Cost of revenue	819,573	487,165	332,408	68.2%	99.7%	90.2%
Gross profit	2,159	53,122	(50,963)	(95.9)%	0.3%	9.8%
Operating expenses:
Sales, marketing and operating	55,043	38,727	16,316	42.1%	6.7%	7.2%
General and administrative	14,640	8,160	6,480	79.4%	1.8%	1.5%
Technology and development	2,687	2,777	(90)	(3.2)%	0.3%	0.5%
Total operating expenses	72,370	49,664	22,706	45.7%	8.8%	9.2%
(Loss) income from operations	(70,211)	3,458	(73,669)	*	(8.5)%	0.6%
Other income (expense):
Change in fair value of warrant liabilities	1,961	(13,185)	15,146	(114.9)%	0.2%	(2.4)%
Interest expense	(15,889)	(5,495)	(10,394)	189.2%	(1.9)%	(1.0)%
Other income, net	643	—	643	100.0%	0.1%	0.0%
Total other expense	(13,285)	(18,680)	5,395	(28.9)%	(1.6)%	(3.4)%
Loss before income taxes	(83,496)	(15,222)	(68,274)	448.5%	(10.2)%	(2.8)%
Income tax benefit (expense)	3,474	(81)	3,555	*	0.4%	(0.0)%
Net loss	$(80,022)	$(15,303)	$(64,719)	422.9%	(9.7)%	(2.8)%

* Not meaningful

Revenue

Revenue increased by $281.4 million, or 52.1%, to $821.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to higher sales volumes and a higher average sales price. We sold 2,280 homes during the three months ended September 30, 2022 compared to 1,673 homes during the three months ended September 30, 2021, representing an increase of 36%. Additionally, the average resale home price increased by 11% from $323,000 in the three months ended September 30, 2021 to $360,000 in the three months ended September 30, 2022. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on the market.

Cost of Revenue and Gross Profit

Cost of revenue increased by $332.4 million, or 68.2%, to $819.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margin was 0.3% for the three months ended September 30, 2022 compared to 9.8% for the three months ended September 30, 2021. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease in the third quarter of 2022 was primarily due to the impact of the softening consumer demand for residential real estate resulting from the sudden and significant increase in mortgage interest rates, combined with elevated home prices resulting from the increased home price appreciation over the past few years. This, in turn, also resulted in an increase in the average period of time our homes are being held in inventory. Additionally, gross profit margin for the three months ended September 30, 2021 was higher due to the more conservative acquisition underwriting through the first half of 2021 following the COVID-19 pandemic. The decrease in gross profit margin during the three months ended September 30, 2022 was also due to a $26.5 million increase in the inventory valuation adjustment as a result of the softening consumer demand for residential real estate, causing the net realizable value for certain homes in inventory to be lower than their respective cost.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $16.3 million, or 42.1%, to $55.0 million, and improved 50 basis points to 6.7% as a percentage of revenue, for the three months ended September 30, 2022 compared to the three months ended

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 36

September 30, 2021. The increase in expense was primarily attributable to the increase in variable costs associated with the increase in homes sold, and higher employee compensation costs associated with increased employee headcount. This increase in expense was partially offset by a $5.8 million decrease in advertising expense, as we reduced marketing efforts in the third quarter of 2022 in response to the softening consumer demand for residential real estate. The decline as a percentage of revenue was primarily due to the overall increased cost leverage achieved from the significant increase in revenue, while effectively managing our cost structure.

General and Administrative

General and administrative expense increased by $6.5 million, or 79.4%, to $14.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This represented an increase as a percentage of revenue of 30 basis points to 1.8%. The increase in expense was primarily attributable to additional expenses incurred as a public company as a result of the Business Combination on September 1, 2021, including costs associated with obtaining directors’ and officers’ liability insurance and increased legal, accounting and financial compliance costs and professional fees. The increase in expense was also due to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business, and higher stock-based compensation expense associated with new grants of equity awards during 2022.

Technology and Development

Technology and development expense decreased by $0.1 million, or 3.2%, to $2.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This represented a decrease as a percentage of revenue of 20 basis points. The decrease in expense was primarily attributable to lower incentive compensation costs. The improvement as a percentage of revenue was primarily attributable to effectively leveraging our cost structure as revenue increased significantly.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2022 represents a $2.0 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $10.4 million, or 189.2%, to $15.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in expense was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities and an increase in the weighted average variable interest rates associated with these senior credit facilities.

Other Income, Net

Other income during the three months ended September 30, 2022 principally represents interest income earned on our cash and cash equivalents.

Income Tax Benefit (Expense)

We recorded a $3.5 million income tax benefit and $0.1 million of income tax expense during the three months ended September 30, 2022 and 2021, respectively, and our effective tax rate was 4.2% and (0.5)% for the respective periods. Our effective tax rate during the three months ended September 30, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 37

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
					% of Revenue
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021
Revenue	$3,275,100	$1,202,906	$2,072,194	172.3%	100.0%	100.0%
Cost of revenue	3,047,818	1,065,383	1,982,435	186.1%	93.1%	88.6%
Gross profit	227,282	137,523	89,759	65.3%	6.9%	11.4%
Operating expenses:
Sales, marketing and operating	190,170	95,398	94,772	99.3%	5.7%	7.9%
General and administrative	45,418	18,031	27,387	151.9%	1.4%	1.5%
Technology and development	9,112	7,663	1,449	18.9%	0.3%	0.6%
Total operating expenses	244,700	121,092	123,608	102.1%	7.5%	10.0%
(Loss) income from operations	(17,418)	16,431	(33,849)	(206.0)%	(0.5)%	1.4%
Other income (expense):
Change in fair value of warrant liabilities	20,162	(13,185)	33,347	(252.9)%	0.6%	(1.1)%
Interest expense	(30,856)	(9,670)	(21,186)	219.1%	(0.9)%	(0.8)%
Other income, net	671	248	423	170.6%	0.0%	0.0%
Total other expense	(10,023)	(22,607)	12,584	(55.7)%	(0.3)%	(1.9)%
Loss before income taxes	(27,441)	(6,176)	(21,265)	344.3%	(0.8)%	(0.5)%
Income tax expense	(35)	(170)	135	*	(0.1)%	(0.0)%
Net loss	$(27,476)	$(6,346)	$(21,130)	333.0%	(0.8)%	(0.5)%

* Not meaningful

Revenue

Revenue increased by $2,072.2 million, or 172.3%, to $3,275.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to higher sales volumes and a higher average sales price. We sold 8,770 homes during the nine months ended September 30, 2022 compared to 3,950 homes during the nine months ended September 30, 2021, representing an increase of 122%. Additionally, the average resale home price increased by 23% from $303,000 in the nine months ended September 30, 2021 to $372,000 in the nine months ended September 30, 2022. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on the market and the impact of generally strong consumer demand across our markets during the first six months of 2022.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1,982.4 million, or 186.1%, to $3,047.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margin was 6.9% for the nine months ended September 30, 2022 compared to 11.4% for the nine months ended September 30, 2021. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to more conservative acquisition underwriting through the first half of 2021 following the COVID-19 pandemic, which resulted in a higher gross profit margin during the nine months ended September 30, 2021. Additionally, gross profit margin during the nine months ended September 30, 2022 was negatively impacted by the softening consumer demand for residential real estate during the third quarter of 2022, resulting from the sudden and significant increase in mortgage interest rates, combined with elevated home prices resulting from the increased home price appreciation over the past few years. This, in turn, also resulted in an increase in the average period of time our homes are being held in inventory. The decrease in gross profit margin was also due to a $48.4 million increase in the inventory valuation adjustment as a result of the softening consumer demand for residential real estate, causing the net realizable value for certain homes in inventory to be lower than their respective cost.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $94.8 million, or 99.3%, to $190.2 million, and improved 220 basis points to 5.7% as a percentage of revenue, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in expense was primarily attributable to the increase in variable costs associated with the significant increase in homes sold, and higher employee compensation costs associated with increased employee headcount. This increase in expense was also due to a $6.2 million increase in advertising expense due to an increase in the number of

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 38

markets due to our strategic market expansion plans. The decline as a percentage of revenue was due to the overall increased cost leverage achieved from the significant increase in revenue, while effectively managing our cost structure.

General and Administrative

General and administrative expense increased by $27.4 million, or 151.9%, to $45.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This represented a slight decrease as a percentage of revenue of 10 basis points to 1.4%. The increase in expense was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business, and additional expenses incurred as a public company as a result of the Business Combination on September 1, 2021, including costs associated with obtaining directors’ and officers’ liability insurance and increased legal, accounting and financial compliance costs and professional fees. The increase in expense was also due to higher stock-based compensation expense associated with new grants of equity awards during 2022. The slight improvement as a percentage of revenue was principally attributable to effectively leveraging our cost structure as revenue increased significantly.

Technology and Development

Technology and development expense increased by $1.4 million, or 18.9%, to $9.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This represented a decrease as a percentage of revenue of 30 basis points. The increase in expense was primarily attributable to higher employee compensation costs associated with increased employee headcount as a result of the recent growth in the business. The improvement as a percentage of revenue was principally attributable to effectively leveraging our cost structure as revenue increased significantly.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2022 represents an $20.2 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $21.2 million, or 219.1%, to $30.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in expense was primarily attributable to an increase in the average outstanding balance of our senior secured credit facilities due to an increase in real estate inventory funded by the facilities and an increase in the weighted average variable interest rates associated with these senior credit facilities.

Other Income, Net

Other income during the nine months ended September 30, 2022 principally represents interest income earned on our cash and cash equivalents. Other income, net during the nine months ended September 30, 2021 principally represents a gain from the disposal of fixed assets.

Income Tax Expense

We recorded income tax expense of $0.04 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively, and our effective tax rate was (0.1)% and (2.8)% for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate during the nine months ended September 30, 2022 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of September 30, 2022, we had cash and cash equivalents of $196.8 million and had a total undrawn borrowing capacity of $748.0 million, consisting of $625.7 million under our senior secured credit facilities and $122.3 million under our mezzanine secured credit facilities (as described further below).

We generated net income during the year ended December 31, 2021. However, we have incurred losses for the nine months ended September 30, 2022, and each year from inception through December 31, 2020, and may incur additional losses in the future. We continue to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we expand into new markets.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 39

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities or the entry into new financing arrangements, will be sufficient to meet our short-term and long-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets, rising interest rates and softening consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

As of September 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility with financial institution 1	$600,000	$400,637	4.11%	June 2024	June 2024
Facility with financial institution 2	400,000	306,689	3.63%	September 2023	March 2024
Facility with financial institution 3	500,000	213,177	4.04%	December 2023	December 2024
Facility with a related party	85,000	38,840	6.13%	December 2022	December 2022
Senior secured credit facilities	$1,585,000	$959,343

As of September 30, 2022, we had four senior secured credit facilities that we use to fund the purchase of homes and build our inventory, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings on the senior secured credit facilities with financial institutions accrue interest at a benchmark reference rate, which may be based on SOFR or LIBOR, plus a margin that varies by facility. Borrowings on the senior secured credit facility with a related party accrue interest at a rate based on a LIBOR reference rate plus a margin of 4.0%, with a minimum interest rate of 6.0%. The senior secured credit facility with a related party provides increased flexibility regarding property eligibility and greater funding operation efficiencies.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 40

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have utilized mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following table summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

As of September 30, 2022	Borrowing Capacity	Outstanding Amount	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Facility 1 with a related party	$97,500	$66,213	11.00%	June 2024	June 2024
Facility with third-party lender 1	90,000	71,510	9.50%	September 2023	March 2024
Facility with third-party lender 2	112,500	47,570	9.50%	December 2023	December 2024
Facility 2 with a related party	14,000	6,412	11.00%	December 2022	December 2022
Mezzanine secured credit facilities	$314,000	$191,705

As of September 30, 2022, we had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings on the mezzanine secured credit facilities with third-party lenders accrue interest at a fixed rate of 9.50%. Borrowings on the mezzanine secured credit facilities with a related party accrue interest at a fixed rate of 11.00%. The mezzanine secured credit facilities with a related party provide increased flexibility regarding property eligibility and greater funding operation efficiencies.

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

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require us to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2022, we were in compliance with all covenants.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash used in operating activities	$(91,924)	$(704,812)
Net cash used in investing activities	(917)	(11,577)
Net cash provided by financing activities	122,076	802,305
Net change in cash, cash equivalents and restricted cash	$29,235	$85,916

Operating Activities

Net cash used in operating activities was $91.9 million and $704.8 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, net cash used in operating activities primarily resulted from a $101.2 million increase in real estate inventory due to the execution of our growth plan and generally favorable housing market conditions across our markets during the first six months of 2022. Net cash used in operating activities during the nine months ended September 30, 2022 was also impacted by the $27.5 million net loss during the period, which included a $49.7 million non-cash inventory valuation adjustment as a result of the softening consumer demand for residential real estate, which began towards the end of the second quarter of 2022 and continued through the third quarter of 2022, and a $20.2 million non-cash gain as a result of the fair value adjustment of the warrant liabilities.

For the nine months ended September 30, 2021, net cash used in operating activities primarily resulted from a $722.0 million increase in real estate inventory due to the execution of our growth plan and favorable housing market conditions across our markets. This cash outflow related to increased inventory levels was partially offset by a $17.1 million increase in accrued liabilities principally attributable to increased compensation, legal and professional obligations, and marketing accruals, as well as the change in fair value of warrant liabilities of $13.2 million.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 41

Investing Activities

Net cash used in investing activities was $0.9 million and $11.6 million during the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities during the nine months ended September 30, 2022 represents purchases of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2021 represents purchases of property and equipment of $13.6 million, which was partially offset by proceeds from sales of property and equipment of $2.0 million.

Financing Activities

Net cash provided by financing activities was $122.1 million and $802.3 million during the nine months ended September 30, 2022 and 2021, respectively. Net cash provided financing activities during the nine months ended September 30, 2022 primarily consisted of $2,889.8 million of borrowings from credit facilities and notes payable, which was partially offset by $2,771.9 million of repayments of credit facilities and notes payable. This net increase in credit facility funding of $117.9 million was directly related to financing the increase in inventory during the period.

Net cash provided by financing activities during the nine months ended September 30, 2021 primarily consisted of $1,702.7 million of borrowings from credit facilities and notes payable, which was partially offset by $1,130.6 million of repayments of credit facilities and notes payable. This net increase in credit facility funding of $572.1 million was directly related to financing the increase in inventory during the period. Net cash provided by financing activities during the nine months ended September 30, 2021 also included $284.0 million of proceeds from the Business Combination, which was offset by issuance costs of $51.2 million.

Contractual Obligations and Commitments

Information regarding our contractual obligations and commitments is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

There have been no material changes in our contractual obligations and commitments since December 31, 2021 through September 30, 2022.

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

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 42

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 44

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
10.1+	Amendment No. 1 to Second Amended and Restated Mezzanine Loan and Security Agreement, dated as of July 7, 2022, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.1	7/8/22
10.2*+

Amendment No. 2 dated September 21, 2022, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: November 2, 2022	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Third Quarter 2022 Form 10-Q | 46