Form 10-K
period 2022-12-31
Offerpad Solutions Inc.
filed 2023-02-28
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the aggregate market value of the registrant’s voting and non-voting Class A common stock held by non-affiliates of the registrant was approximately $200.8 million.

As of February 21, 2023, there were 232,571,810 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OFFERPAD SOLUTIONS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Offerpad Solutions Inc. | 2022 Form 10-K | 3

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references refer to the business and operations of Offerpad Solutions Inc. and its consolidated subsidiaries following the consummation of the Business Combination (as defined herein) and to OfferPad, Inc. (“Old OfferPad”) and its consolidated subsidiaries prior to the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express Offerpad’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies, macroeconomic trends and the markets in which Offerpad operates.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 4

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
Our business and operating results may be significantly impacted by a number of factors, including general economic conditions, local or regional conditions in the markets in which we operate, mortgage interest rates or down payment requirements or restrictions on mortgage financing availability, the health of the U.S. residential real estate industry and governmental actions that impact us, risks associated with our real estate assets and the ongoing impact of the COVID-19 pandemic;
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
•
Our business is dependent upon our ability to acquire, accurately value and manage inventory and any decrease in availability of inventory, an ineffective pricing or portfolio management strategy, inaccurate information from prospective sellers or buyers with respect to their homes or ineffective home inspections may adversely affect our business, sales and results of operations;
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
•
We face risks relating to our capital structure, including the potential impact of our multi-class structure; and
•
Our failure to meet the New York Stock Exchange’s continued listing standards could result in a delisting of our Class A common stock.

Offerpad Solutions Inc. | 2022 Form 10-K | 5

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

Who We Are

Offerpad was founded in 2015 to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. We provide streamlined, data driven iBuying and real estate solutions for the on-demand customer. Our digital Solutions Center platform gives users a holistic, customer-centric experience, enabling them to efficiently sell and buy their homes online with streamlined access to ancillary services such as mortgage and title insurance.

Our platform provides a unique dual approach to helping home sellers. In our Express cash offer service, sellers can access our website or mobile application to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. In our Flex listing service offering, we leverage our technology, scale and logistical expertise to renovate and list a seller’s home for sale while also typically providing a backup cash offer to the seller, thereby providing optionality of process and certainty of outcome. Our platform provides home buyers the opportunity to browse and tour homes online, get instant access to our listings in certain markets with their mobile devices and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to in-house agents to advise on the purchase of a home as well as access to mortgage services through our in-house mortgage solution, Offerpad Home Loans, or through a third-party lending partner. We believe by offering both Express cash offer and Flex listing services to sellers, and a guided yet flexible and customizable experience to buyers, we have reinvented the home selling and buying experience to meet the digital and on-demand needs of modern consumers.

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

Since our founding in 2015 through December 31, 2022, we have transacted on homes representing approximately $9.4 billion of aggregate revenue. We believe that this revenue generation is a testament to how the simplicity and ease of iBuying and digital home sales resonates with our customers. We combine an innovative end-to-end technology platform with the expertise of local market teams to efficiently scale our operations while maintaining a physical presence in our markets that enables us to establish and maintain better relationships with our customers. This allows us to provide a fast and simple real estate experience that our customers value. For example, during the year ended December 31, 2022, we achieved a net promoter score of 70 and 93% Customer Satisfaction Rating based on a survey of approximately 3,400 customers who sold their home to Offerpad during 2022.

As of December 31, 2022, Offerpad operated in over 1,800 cities and towns in 28 metropolitan markets across 16 states. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

We are continuously focused on providing a differentiated approach to our customers through various selling, buying and ancillary services in our Solutions Center.

Offerpad Solutions Inc. | 2022 Form 10-K | 6

Offerpad selling services

We offer two distinct selling services to our customers. Through our Offerpad Express cash offer service, customers complete a few simple steps and receive a competitive cash offer on their home within 24 hours. Customers choosing an Offerpad cash offer avoid the disruption of showing their homes, select their own closing date with the benefit of extended stay in case their new home is not ready, and enjoy complimentary free local moving. If the customer is represented by a third-party agent, we work directly with such agent in addition to paying the agent’s fee. Through our Offerpad Flex listing service offering, our customers essentially dual track a sale by utilizing both our personalized listing services while also typically having a backup cash offer. Customers opting to list with us enjoy the benefits of complimentary list-ready home services, home improvement advances, customized marketing, and dedicated support from our Offerpad Solutions Experts, while listing with confidence knowing they can pivot to our competitive cash offer. When a customer chooses to list their home with our Offerpad Flex listing service, our Solutions Experts represent the customer throughout the process. The customer will either sell their home directly to a buyer or we will purchase the home under our initial cash offer. If a customer sells a home directly to a buyer using our Flex listing service, we earn a service fee, typically as a percent of the sales price of the home. Our Flex listing service offering generates higher margins than our Express cash offer service, but accounted for less than 1% of our total revenue in both 2022 and 2021, although we intend to drive greater roll-out of the Flex listing service offering across our platform.

Offerpad buying services

We are also committed to removing the stress and inconvenience associated with purchasing a home. In connection with our Flex listing service offering and through our Solutions Center, prospective buyers have access to our Offerpad Solutions Experts, in-house agents who can advise on the purchase of their home, and our ability to provide access to mortgage services through our in-house mortgage solution or through a third-party lending partner, which streamlines the home loan process for our customers. Buyers are able to visit homes on their own time and utilize digital tools to complete the inspection and closing process. Our customers benefit from a home buying process designed around them, enjoying exclusive buyer benefits including early access to Offerpad homes, savings when bundling multiple Offerpad services, local experts to guide the purchasing process, a dedicated solutions coordinator, and flexibility around their move-in date.

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

Our primary goal is to be able to offer multiple services tied to the core real estate transaction, which may in the future include stand-alone remodel services, energy efficiency solutions, smart home technology, insurance, moving services and home warranty services, all with the goal of becoming a singular solution for real estate transactions. Generally, the revenue and margin profiles of our ancillary products and services are different from our Express cash offer service that accounts for the vast majority of our revenues, with most ancillary products and services having a smaller average revenue per transaction than our Express cash offer service, but a higher margin.

Our ancillary products and services represented less than 1% of our total revenue in both 2022 and 2021.

Offerpad Solutions Inc. | 2022 Form 10-K | 7

Our Market Opportunity

In 2022, roughly $2.3 trillion in value of homes were sold in the U.S. with approximately 5.6 million homes sold for an average home value of approximately $400,000. Despite the large market size, the vast majority of U.S. residential real estate transactions are conducted offline. As digital transactions are transforming every industry, consumers turn to technology for new and improved experiences in their daily lives. Interactions in industries such as commerce, restaurants, healthcare, automotive, and insurance have been drastically altered by digital experiences that offer new levels of convenience, efficiency, and reliability. We believe that the real estate industry is primed for a similar digital transformation as buyers and sellers of homes desire the same type of digital experience they are accustomed to from other industries. Further, we believe that the vast number of real estate brokerages, combined with the fragmentation of market share, contributes to an inconsistent experience for home buyers and sellers, offering opportunities for consolidation and integration. As of 2022, there were approximately 1.6 million licensed real estate agents and more than 100,000 U.S. real estate brokerages, with a single brokerage rarely holding more than 10% in a given market. Today, we typically purchase homes with a price of up to $750,000, which represented a potential addressable market opportunity of approximately $1.3 trillion during 2022.

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

Proprietary technology platform

The success of our business is built on the combination of our data collection capabilities, proprietary technology, and team of real estate experts. We utilize machine learning and artificial intelligence to analyze data at various stages throughout our process. Our in-house proprietary data analytics technology continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop along the process and enabling us to adjust to the latest market conditions and operate a highly intelligent and automated workflow.

We collect hundreds of data points per home from an array of sources including public records, real estate brokerage transaction histories, private third-party data, and internally developed proprietary data sources. Our proprietary automated valuation and renovation-modeling engine “Offercomp” uses this information to automatically value more than 100,000 properties each year and generate our cash offers based on these data points. Our real estate experts work in tandem with and enhance our technology by providing a final review of the offer. Our proprietary and purpose-built “Helix Go” technology streamlines the renovation process for a purchased home by automating logistics and workflows. Our “Instant access” feature enables buyers in certain markets to enter our homes with the push of a button on their mobile device. This combination of technology, automation and machine learning paired with real estate expertise enhances the accuracy in our underwriting to actual sales prices and improves our unit-level economic performance.

Operational expertise

We know how to efficiently manage the logistical challenge of buying, renovating and selling thousands of homes across 28 differentiated markets. Since our inception to December 31, 2022, we have bought and sold in aggregate nearly 70,000 homes and have completed nearly 30,000 home renovations. We optimize our workforce through a mix of internal employees and external contractors and have local project managers that manage the renovation in its entirety. We maintain market-by-market standards to ensure quality, cost, and time efficiency, deploying our own field automation software to enable accurate progress reporting as well as labor and material tracking.

Offerpad Solutions Inc. | 2022 Form 10-K | 8

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

Maximizing inventory turnover and increasing returns on invested capital

In order to effectively mitigate risk and maximize efficiency of the business, we aim to turn inventory quickly while maintaining our underwritten to actual sales price accuracy. We strive to minimize the number of homes we own for a long period of time, as the holding period of the home is typically a key factor of unit level performance because increased holding costs result in a direct decrease in contribution margin. As we increased our scale and improved our workflow optimization in prior years, our average inventory holding period of homes sold improved from 138 days in 2016 to 95 days in both 2019 and 2020. Our average inventory holding period of homes sold further decreased to 76 days during 2021, which was primarily due to the favorable housing market conditions across our markets in 2021.

During 2022, the residential real estate market conditions were highly volatile, with generally favorable conditions during the first half of the year, shifting to considerable softening in consumer demand for residential real estate during the second half of the year as a result of various macroeconomic factors negatively impacting housing affordability and homebuyer sentiment. Given our focus on risk management, and in response to this softening consumer demand, we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current market conditions, and continued to adjust pricing on our inventory to reflect market level trends throughout the second half of 2022. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall inventory growth, which led to the average holding period of homes sold increasing to 101 days during 2022, which is consistent with our expected average inventory holding period and our historical norm. As our overall inventory mix shifts and includes a lower composition of newer acquired homes, our average inventory holding period generally increases. As a result, and given our reduction in home acquisition pace, we anticipate our average inventory holding period will continue to increase in early 2023.

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

Our Growth Strategies

We believe we have significant untapped growth potential and intend to achieve our goals through the following strategies:

Grow share in existing markets

We plan to expand our share in our existing markets. As of December 31, 2022, we offer our services in 28 markets in the United States, which tend to share median price points of less than $550,000 and are among the top 100 metropolitan statistical areas (MSAs) in terms of annual residential real estate transactions. In 2022 and 2021, the median prices of the homes we sold were approximately $350,000 and $300,000, respectively. We intend to further increase our market penetration in these markets through additional brand marketing and improving customer awareness of our offerings, which we anticipate will increase our market share. Additionally, we intend to continue to evaluate adding to our catalog of offerings in order to better support our customers and capture additional share.

Opportunistic expansion into new markets

Since our founding, we have been strategic in our approach to growing our market footprint. We focus on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Looking forward, we are applying rigorous criteria to identify which additional MSAs we plan to expand into in the future. As part of our planned expansion, we have given strategic consideration to which markets we would plan to open

Offerpad Solutions Inc. | 2022 Form 10-K | 9

first and what the resource requirements for establishing a presence in those markets would be. We assess each MSA on several factors including historical housing transactions, employment and population growth, median home sales price, housing supply and demand characteristics, seasonality, market risk rating, and competitor presence. We believe geographic proximity to our existing markets will allow us to leverage our in place physical presence and applicable local expertise, though we intend to also evaluate MSAs without geographic proximity to our existing markets. While we intend to be flexible in assessing market entry points, we will generally look to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of new homebuilders. We believe the scale and versatility of our platform will allow us to continue to expand into new markets, with our barriers to entry primarily being access to adequate capital needed to expand our operations and the tendency of consumers in a given market to adopt our digital real estate offerings. Given the recent volatility in the residential real estate market conditions, we currently do not anticipate expanding into any new markets in the first half of 2023 and expect to re-evaluate expansion plans in the second half of the year.

Increase advertising and drive brand awareness

Even though historically our ability to invest in advertising has been limited due to our focus on capital efficiency we have a proven history of effective local advertising to drive inbound seller inquiries as well as local and national distribution of our active listings for resale. Going forward we intend to focus on increasing our local advertising efforts through a variety of channels as well as establish a broader national advertising presence to grow brand awareness and brand affinity as we scale.

Grow Offerpad Flex Listing Service Offering

While our Flex listing service offering has already enabled many customers to conveniently list with us with the confidence that they can typically take advantage of a backup cash offer, we plan to further increase awareness of this service through more product centric marketing. Our goal is to expand the number of our customers selecting this service in both our existing and our future markets, enabling us to capture more customers that want the best of both iBuying and traditional real estate.

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

Expand relationships with home buyers

We continue to pursue opportunities that enable us to grow our service offerings, and have recently begun offering a program that allows cash buyers and single-family rental companies an opportunity to purchase homes directly from the homeowner, matching cash buyers with sellers. We expect this program will allow us to help more homeowners sell their home, while also expanding our ability to reach more customers.

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

Our Competition

The U.S. residential real estate market is highly fragmented and non-integrated. As of 2022, there were over 100,000 U.S. real estate brokerages in the United States, with a single brokerage rarely holding more than 10% share in any market. Additionally, we believe the vast majority of U.S. real estate sales are still being conducted through traditional analog methods, with only a small portion of the real estate market having transitioned to the technology driven, digital method that we offer. We compete with other instant buyers, cash offer providers and online real estate platforms, as well as institutional purchasers of residential real estate; however, we primarily compete with local real estate brokerages and the traditional way of conducting home sales.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 10

Human Capital Resources

Overview

We believe that we have a talented, motivated and dedicated team, and are committed to supporting the development of all of our team members. As of December 31, 2022, we employed approximately 900 people, nearly all on a full-time basis. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees. We also engage numerous consultants and contractors to supplement our permanent workforce, primarily to assist with renovating our homes.

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

Health and Safety

We are committed to supporting our employees’ well-being and safety while they are at work and in their personal lives. We took a wide variety of measures to protect the health and well-being of our employees, suppliers, customers and third-party contractors and consultants during the COVID-19 pandemic and are now supporting employees in shifting to return to office and/or hybrid arrangements.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 11

As of December 31, 2022, we have 15 total IP registrations and pending applications including: four registered U.S. trademarks, three foreign registered trademarks, six pending U.S. trademark applications and two U.S. issued copyright registrations. Our trademarks registrations and applications include “Offerpad” and the Offerpad logo.

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

In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by HUD, and the states and municipalities in which we transact. For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CFPB (for mortgages) and/or state licensing authorities. As of December 31, 2022, Offerpad Brokerage, LLC, Offerpad Brokerage “FL”, LLC, and Offerpad Brokerage CA, Inc. hold real estate brokerage licenses in certain of our markets and certain other states.

We plan to continue providing mortgage services in the future, either through our in-house mortgage solution, or through a third-party lender. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd

Offerpad Solutions Inc. | 2022 Form 10-K | 12

Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Corporate History and Background

Offerpad Solutions Inc. was formed on September 1, 2021 through a business combination (the “Business Combination”) with Supernova Partners Acquisition Company, Inc. (“Supernova”). In connection with the closing of the Business Combination, Supernova changed its name to Offerpad Solutions Inc. The Business Combination was accounted for as a reverse recapitalization.

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

Our success depends, directly and indirectly, on general economic conditions, the health of the U.S. residential real estate industry, particularly the single-family home resale market, and risks relating to the ownership of residential real estate, many of which are beyond our control. A number of factors have in the past, and could in the future adversely affect our business, including the following:

•
downturns in the U.S. residential real estate market — both seasonal and cyclical — in particular with respect to the single-family home resale market and the markets in which we operate;
•
changes in national, regional, or local economic, demographic or real estate market conditions;
•
the continuing impact of the COVID-19 pandemic and any future pandemic, including with respect to buying and selling trends in the residential real estate market and potential governmental or regulatory changes or requirements;
•
slow economic growth or recessionary or inflationary conditions;
•
increased levels of unemployment or declining wages;
•
declines in the value of residential real estate or the pace of home appreciation, or the lack thereof;

Offerpad Solutions Inc. | 2022 Form 10-K | 13

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
•
federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single-family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which limited deductions of certain mortgage interest expenses and property taxes; or
•
natural disasters, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms and other events that disrupt local, regional, or national real estate markets.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 14

The COVID-19 pandemic and attempts to contain it adversely impacted our business, results of operations and financial condition, and may continue to adversely impact our business, results of operations and financial condition in the future.

The COVID-19 pandemic created significant worldwide volatility, uncertainty and disruption of the residential real estate industry and adversely impacted our business, results of operations and financial condition. Such adverse impact may continue in the future. The extent and duration of the impact of COVID-19 on our business will depend on, among other things, the emergence of new or worse strains of COVID-19 and any new limitations imposed by governmental authorities on processes and procedures attendant to residential real estate transactions, such as home inspections and appraisals and in-person showings and county recordings, as well as COVID-19’s overall impacts on the U.S. economy. We believe that consumer spending on real estate transactions has been, and may continue to be, adversely affected by a number of macroeconomic factors related to COVID-19, including but not limited to:

•
increased unemployment rates and stagnant or declining wages;
•
decreased consumer confidence in the economy and recessionary conditions;
•
volatility and declines in the stock market and lower yields on individuals’ investment portfolios; and
•
more stringent mortgage financing conditions, including increased down payment requirements.

In addition, new pandemics may emerge in the future that could have similar negative effects on the real estate industry and macroeconomic conditions generally.

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

We generated net income during the year ended December 31, 2021. However, we incurred net losses during the year ended December 31, 2022 and each year from inception through December 31, 2020, and may incur additional losses in the future. We had an accumulated deficit of $280.7 million and $132.1 million as of December 31, 2022 and 2021, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

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

Offerpad Solutions Inc. | 2022 Form 10-K | 15

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

Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed and it may also impact our access to funding and liquidity sources. In addition, as a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company.

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

We appraise and price the homes we buy and sell using in-house proprietary data analytics technology, which continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop along the process and enabling us to operate a highly intelligent and automated workflow. This assessment includes estimates on time of possession, market conditions, renovation and holding costs, and anticipated resale proceeds. Conversion rates and customer satisfaction may be negatively impacted if valuations are too low and/or fees are too high. Additionally, following our acquisition of a home, we may need to decrease our anticipated resale price for that home if we discover defects or other conditions requiring remediation or impacting the value of the home that were unknown to us at the time of acquisition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also significantly delay our ability to renovate and resell homes in a timely manner. Moreover, these risks may be heightened when we expand into new markets where we may not have similar levels of knowledge and experience as we do in the markets where we currently operate. As a result of these factors, we may be unable to acquire or sell inventory at attractive prices or to finance and manage inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.

Prospective sellers and buyers of homes may choose not to transact online, which could harm our growth prospects.

Our success depends on our ability to attract customers who have historically purchased homes through more traditional channels. The online market for homes is significantly less developed than the online market for other goods and services in industries such as commerce, healthcare, insurance, books, music, travel and other consumer products and accounts for a small percentage of total annual U.S. residential real estate transactions. If this market does not gain widespread acceptance, our business will suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract consumers to our platform and convert them into sellers or buyers. If the online market for residential real estate does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations would be materially and adversely affected.

Declining real estate valuations could result in recording impairment charges, and property values may decline between our offer to purchase a home and the closing of such home, which could adversely affect our financial condition and operating results.

We are subject to risks inherent to declines in real estate valuations. For example, home prices can be volatile, and the values of our inventory may fluctuate significantly. As a result, we have in the past, and may in the future, incur impairment charges due to changes in market conditions or economic sentiment. We periodically review the value of our properties to determine

Offerpad Solutions Inc. | 2022 Form 10-K | 16

whether their value, based on market factors and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. For example, in the year ended December 31, 2022, we recognized $93.8 million of inventory impairment losses. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would manifest over time through reduced income from the property as evidenced by its resale value and would therefore affect our earnings and financial condition.

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

Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our liquidity, sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing homes inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep expenses, insurance expenses, property tax expenses, homeowners’ association fees, utility fees and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value, in addition to risks related to declining real estate valuations. If we have excess inventory or our average days to sale increases, as occurred during the year ended December 31, 2022, our liquidity and the results of our operations will be adversely affected due to our inability to sell such inventory at prices that allow us to meet margin targets or to recover our costs.

Our business is concentrated in certain geographic markets, and local or regional conditions, including economic downturns, severe weather, catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

While our business is spread across 28 metropolitan markets in the United States as of December 31, 2022, a substantial amount of our revenue is generated in certain geographic markets. For the years ended December 31, 2022 and 2021, approximately 49% and 61% of our revenue, respectively, was generated from our top five markets by revenue during 2022, which consisted of Phoenix, Atlanta, Tampa, Houston and Orlando. As a result of this concentration, local and regional conditions in these markets – including those arising from COVID-19’s impacts – may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

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

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and plan to expand our markets significantly in the future. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and our new service offerings, and expansion of our Flex listing service platform may not result in the customer conversion or profitability that we expect. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and expand into

Offerpad Solutions Inc. | 2022 Form 10-K | 17

additional markets are subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

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

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs and an increase in mortgage interest rates has decreased and could continue to decrease our customers’ ability or desire to obtain financing and adversely affect our business or financial results.

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

During the year ended December 31, 2022, in response to inflationary pressures, the Federal Reserve Board implemented a series of increases to its benchmark interest rate. As a result, long-term mortgage interest rates rose during the year, with the average thirty-year fixed mortgage rate peaking at over 7% in late 2022, the highest level since the early 2000s. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential home buyers who can obtain mortgage financing and affect the prices home buyers may be willing to pay for homes. During the second half of 2022, consumer demand for residential real estate softened considerably, due, in part, to the sudden and significant increase in mortgage interest rates since early 2022 and, if mortgage financing remains less available to home buyers either due to

Offerpad Solutions Inc. | 2022 Form 10-K | 18

continued elevated interest rates or further increases in interest rates or a general tightening of credit conditions, it could result in a further decline in the demand for our homes and the services offered by our platform.

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

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to renovate, service or repair our homes, third-party partners we rely on for referrals, such as homebuilders and online real estate websites or institutional buyers of our inventory. Identifying partners, and negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 19

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

Our business is dependent upon an adequate and desirable supply of inventory, which is impacted by many factors. Any inability to acquire sufficient or desirable inventory may adversely affect our business, sales and results of operations.

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

During 2022, the residential real estate market conditions were highly volatile, with generally favorable conditions during the first half of the year, shifting to considerable softening in consumer demand for residential real estate during the second half of the year as a result of various macroeconomic factors negatively impacting housing affordability and homebuyer sentiment. Given our focus on risk management, and in response to this softening consumer demand, we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current market conditions, and continued to adjust pricing on our inventory to reflect market level trends throughout the second half of 2022. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall inventory growth, which led to the average holding period of homes sold increasing to 101 days during 2022, which is consistent with our expected average inventory holding period and our historical norm. As our overall inventory mix shifts and includes a lower composition of newer acquired homes, our average inventory holding period generally increases. As a result, and given our reduction in home acquisition pace, we anticipate our average inventory holding period will continue to increase in early 2023, causing an increase in holding costs and downward pressure on sales prices and margins.

In addition, increases in transaction costs to acquire properties, including costs of evaluating homes and making offers, title insurance and escrow service costs, changes in transfer taxes, and any other new or increased acquisition costs, would have an adverse impact on our home acquisitions and our business.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 20

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

Our ability to recruit and retain a sufficient number of productive real estate agents is critical to maintaining and growing our business and providing an adequate level of service to our customers.

We have employed, and will continue to employ, internal and independent contractor real estate agents for our brokerage business. Our internal real estate agents generally earn less on a per transaction basis than traditional real estate agents who work as independent contractors at traditional brokerages. Because employing internal real estate agents is uncommon in our industry, real estate agents considering working for us as employees may not understand our compensation model or may not perceive it to be more attractive than our independent contractor, commission-driven compensation model, and used by most traditional brokerages. If we are unable to attract, retain, effectively train, motivate, and utilize our real estate agents, we may be unable to grow our business and we may be required to change our compensation model, which could significantly increase our real estate agent compensation or other costs.

Also, when we employ internal real estate agents, we incur costs that we do not incur when we employ independent contractor real estate agents, such as base pay, employee benefits, expense reimbursement, training, and employee transactional support staff. As a result, we may have significant costs that, in the event of downturns in demand in the markets we serve, may result in us being unable to adjust as rapidly as some of our competitors. In turn, such downturns may impact us more than our competitors.

If we are unable to successfully grow a sufficient base of productive independent real estate agents, we may be unable to maintain or grow revenues. A variety of factors impact our ability to attract and retain independent real estate agents, including but not limited to: intense competition from other brokerages; our ability to develop and deliver compelling products and services to independent real estate agents; our ability to generate high-quality leads to independent real estate agents; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents.

If we are unable to successfully recruit and retain a sufficient number of productive internal and independent real estate agents we may be unable to maximize our revenue and market share growth.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 21

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

Buying and selling homes, providing real estate brokerage services, and providing other product offerings, such as mortgage brokerage services, results in us receiving or facilitating transmission of personally identifiable information. Further, in the future we may offer additional products and services, which could increase the amount of personally identifiable information we receive and transmit. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including Social Security Numbers that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of personal information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.

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

Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the

Offerpad Solutions Inc. | 2022 Form 10-K | 22

Federal Trade Commission Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Natural disasters or other catastrophic events such as pandemics may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. Properties located in the markets in which we operate in Florida and certain portions of North Carolina and Texas are more susceptible to certain hazards (such as floods, hurricanes or hail) than properties in other parts of the country.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 23

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

The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. We experience cyber incidents and other security incidents of varying degrees from time to time, and there can be no assurance that any future incidents would not lead to costs or consequences that materially impact our operations or business. In response to these incidents, we have implemented controls and taken other preventative actions to further strengthen our systems against future incidents. However, we cannot guarantee that such measures will provide sufficient security, that we will be able to react in a timely manner, or that our remediation efforts following a cybersecurity incident will be successful.

In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might require us to make significant changes to our current practices. If there is a breach of our computer systems, and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual (and regulatory body) and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.

The risk of cybersecurity incidents directed at us or our third-party partners and vendors includes uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as to sophisticated and targeted measures known as advanced persistent threats. In addition, we face the risk of confidential data inadvertently leaking through human or technological errors. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party partners and vendors collect

Offerpad Solutions Inc. | 2022 Form 10-K | 24

and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees.

Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party partners or vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any actual or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

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

Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, including another law in California where voters approved a ballot initiative from privacy rights advocates intending to augment and expand the CCPA, the California Privacy Rights Act (the “CPRA”), on November 3, 2020, which took effect on January 1, 2023 (with a look back to data collected, on or after January 1, 2022). The CPRA significantly modifies the CCPA, including by creating a new state agency that will be

Offerpad Solutions Inc. | 2022 Form 10-K | 25

vested with the authority to implement and enforce California’s privacy laws. Additionally, Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation. Several other states have already enacted, and are actively considering enacting privacy laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business. This existing and future legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies, all of which we may not be able to expend resources toward. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government action, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.

Further, if the trend of new data privacy laws and increasing enforcement by regulators of the strict approach to the interpretation and implementation of such laws continues, this could lead to substantial costs, require significant systems changes, divert the attention of our personnel, increase costs and subject us to additional liabilities. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

The U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged data privacy, data protection and data security violations

Any significant disruption in service in our computer systems and third-party networks and mobile infrastructure that we depend on could result in a loss of customers and we may be unable to maintain and scale the technology underlying our offerings.

Customers and potential customers access our products primarily through our website and mobile application. Our ability to attract, retain and serve customers depends on the reliable performance and availability of our website, mobile application, and technology infrastructure. Furthermore, we depend on the reliable performance of third-party networks and mobile infrastructure to provide our technology offerings to our customers and potential customers. The proper operation of these networks and infrastructure is beyond our control, and service interruptions or website unavailability could impact our ability to service our customers in a timely manner, and may have an adverse effect on existing and potential customer relationships.

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

Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary information, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use and distribution of, our proprietary information, intellectual property or technology.

We have filed trademark and copyright applications to protect certain aspects of our intellectual property. However, we cannot guarantee that we will be successful in registering our trademarks or copyrights. We may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot guarantee that the steps we have taken to protect our proprietary technologies will be effective to enforce our rights against third parties. Third parties may knowingly or unknowingly infringe our proprietary rights or challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of

Offerpad Solutions Inc. | 2022 Form 10-K | 26

operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

We use open source software in our services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, and such open source software may not be regularly maintained and updated in order to contain and patch possible security vulnerabilities. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with such open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend, we cannot assure that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may be subject to claims asserting ownership of, or demanding release of, our source code, the open source software or derivative works that were developed using such software, or requiring us to provide attributions of any open source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a commercial license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 27

Our software is highly complex and may contain undetected errors.

The software and code underlying our platform is highly interconnected and complex and may contain undetected bugs, errors, malicious code, vulnerabilities, or other defects, some of which may remain undetected or may only be discovered after the code has been released. We release or update our software code regularly and this practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the customer experience on our platform. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our mobile application or website or third-party application programming interfaces on which our mobile application or website rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform. Any errors or vulnerabilities discovered in our code after release could impact the security of our systems or result in the inadvertent disclosure of sensitive or other regulated information, cause damage to our reputation, loss of our customers, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

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

As of December 31, 2022, we had $666.1 million aggregate principal amount of indebtedness outstanding, including $581.7 million of loans under asset-backed senior and mezzanine secured credit facilities. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We rely on agreements with third parties to finance our business.

We have entered into debt agreements with a limited number of counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with potential financial sources, or if we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations. In addition, each of our secured credit facilities are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Obtaining new or replacement funding arrangements may not be possible or may be at higher interest rates or other less favorable terms.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 28

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

For our senior and mezzanine secured credit facilities, we typically are required to repay amounts owed with respect to a financed home upon the sale of that home. There is no assurance such sale proceeds will fully cover the amounts owed. Our senior and mezzanine secured credit facilities commonly have initial terms of 18 to 24 months or less. It may be the case that not all homes securing these arrangements will be sold on or before the maturity dates of such financing arrangements, which would mean that sale proceeds would not be available to pay the amounts due at maturity. We may also be required to repay amounts owed with respect to a financed home prior to the sale of that home and prior to maturity of the related financing facility, typically due to the home having been held in our inventory for an extended period of time or, less commonly, if other unforeseen issues with the home arise during our holding period. In these situations, we may use cash on hand to repay the amounts owed or contribute other homes as additional collateral. To the extent we do not have sufficient cash or substitute collateral or are unable to draw on other financing facilities to make the required repayments, which could occur if a significant amount of our debt were to become due suddenly and unexpectedly, we would be in default under the related facility.

Covenants in our debt agreements may restrict our borrowing capacity or operating activities and adversely affect our financial condition.

Certain of our existing debt agreements contain, and future debt agreements may contain, various affirmative, negative, financial and collateral performance covenants. Specifically, we need to maintain a certain tangible net worth and liquidity minimums, and leverage maximums under certain of these facilities. These covenants may limit our operational flexibility or restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. If we breach these covenants, in certain cases, we could be required to repay all of the relevant debt immediately, even in the absence of a payment default. The occurrence of these events would have an adverse impact on our financial condition and results of operations and such impact could be material.

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

Borrowings under our senior secured facilities accrue interest at variable rates and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness increase and our earnings and cash flows correspondingly decrease. Increased interest costs have also reduced the amount of debt financing that our homes inventory can support. Assuming no change in the outstanding borrowings on our senior secured credit facilities, we estimate that a one percentage point increase in the Secured Overnight Financing Rate would have increased our annual interest expense by $4.9 million during the year ended December 31, 2022.

In connection with our variable debt, we may seek to obtain interest rate protection in the form of swap agreements, interest rate cap contracts or similar derivatives or instruments to hedge against the possible negative effects of interest rate increases. There is no assurance that we will be able to obtain any such interest rate hedging arrangements on attractive terms or at all.

Offerpad Solutions Inc. | 2022 Form 10-K | 29

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

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations). We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and IRS or other tax authorities may challenge the positions that we take.

We generated net income during the year ended December 31, 2021. However, we incurred a net loss during the year ended December 31, 2022 and each year from inception through December 31, 2020, may not be profitable in the near future, and may never achieve long-term profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $426.5 million. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities, and may be limited as a result of previous or future changes in our ownership. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change net operating losses to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Our existing net operating losses may be subject to limitations arising from previous ownership changes, and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize net operating losses could be further limited by Section 382 of the Code.

We will need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of homes, develop new products or services or further improve existing products and services (including mortgage lending), enhance our operating infrastructure and acquire complementary businesses and technologies. During economic and housing downturns, including the recent downturn, credit markets have constricted and reduced sources of liquidity.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 30

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

Notwithstanding the foregoing, our certificate of incorporation provides that the foregoing exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.

Offerpad Solutions Inc. | 2022 Form 10-K | 31

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

Brian Bair, our founder and Chief Executive Officer, holds shares of our Class B common stock that entitle him and his permitted transferees to 10 votes per share of Class B common stock until the Sunset Date, which is defined as earlier of: (a) the date that is nine months following the date on which Mr. Bair (x) is no longer providing services, whether upon death, resignation, removal or otherwise, to us as a member of our senior leadership team, officer or director and (y) has not provided any such services for the duration of such nine-month period; and (b) the date as of which Mr. Bair and his permitted transferees, in the aggregate, more than 75% of the shares of our Class B common stock that were outstanding as of the closing of the Business Combination. As of January 31, 2023, Mr. Bair beneficially owned approximately 39.5% of the voting power of our company despite beneficially owning only 7.4% of our Class A common stock. Accordingly, for so long as Mr. Bair continues to control a significant percentage of the voting power of our company, he will be able to significantly influence the composition of our board and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 32

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

As of December 31, 2022, we had 21,783,284 outstanding warrants to purchase shares of our Class A common stock, which became exercisable beginning on October 23, 2021. The exercise price of these warrants is $11.50 per share, subject to adjustment as contemplated by the terms of our warrant agreement. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 33

exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

Our failure to meet the NYSE’s continued listing standards could result in a delisting of our Class A common stock.

On November 15, 2022, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our Class A common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On November 16, 2022, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our Class A common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

The delisting of our Class A common stock from the NYSE may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our Class A common stock and would impair your ability to sell or purchase our Class A common stock when you wish to do so. Further, if we were to be delisted from the NYSE, our Class A common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with Section 802.01C would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again or prevent future non-compliance with NYSE’s listing standards. There is also no assurance that we will maintain compliance with the other listing standards of the NYSE. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing standards would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing standards

General Risks Related to Offerpad

We have incurred, and expect to continue to incur, increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives.

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel, many of whom have limited experience managing a public company, have devoted and will continue to need to devote a substantial amount of time to these compliance initiatives and we expect these rules and regulations to substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. For instance, while we have already incurred substantial expenses in obtaining director and officer liability insurance, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Offerpad Solutions Inc. | 2022 Form 10-K | 34

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

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Our management is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting, and our auditor is required, beginning with this Annual Report, to deliver an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 35

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

Offerpad Solutions Inc. | 2022 Form 10-K | 36

The market price of our securities may be volatile.

The trading price of our securities has fluctuated and may continue to fluctuate substantially and may be lower than the price at which you purchase such securities. This is especially true for companies like ours with a small public float. The trading price of our Class A common stock will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment.

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
•
general economic and political conditions such as recessions, interest rate levels, “trade wars,” pandemics (such as COVID-19) and acts of war or terrorism; and
•
other risk factors listed under “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 37

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

Offerpad Solutions Inc. | 2022 Form 10-K | 38

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

Item 4. Mine Safety Disclosures.

Not applicable.

Offerpad Solutions Inc. | 2022 Form 10-K | 39

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Class A Common Stock

Our Class A common stock and warrants are traded on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively.

Class B Common Stock

There is no established public trading market for our Class B common stock.

Holders of Record

As of February 17, 2023, there were 43 registered holders of our Class A common stock, and four registered holders of our warrants that were issued in connection with the Business Combination. Because many of our shares of Class A common stock are held by banks, brokers and other financial institutions on behalf of shareholders, there are a greater number of shareholders represented by these registered holders.

All shares of our Class B common stock are owned by Brian Bair, the Chief Executive Officer and Founder of the Company, or entities controlled by Mr. Bair.

There are no issued and outstanding shares of our Class C common stock.

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

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended December 31, 2022.

Offerpad Solutions Inc. | 2022 Form 10-K | 40

Stock Performance Graph

The following graph illustrates the total return from September 1, 2021 through December 31, 2022, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the NASDAQ Real Estate and Other Financial Services Index. The graph assumes that $100 was invested on September 1, 2021 in each of our Class A common stock, the Russell 2000 Index, and the NASDAQ Real Estate and Other Financial Services Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Offerpad Solutions Inc. | 2022 Form 10-K | 41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 items and the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in the 2021 Annual Report on Form 10-K, which was filed with the SEC on March 7, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Our Business

Offerpad is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. Since our founding in 2015, we have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $9.4 billion of aggregate revenue through December 31, 2022.

We are headquartered in Chandler, Arizona and operated in over 1,800 cities and towns in 28 metropolitan markets across 16 states as of December 31, 2022. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

The Business Combination

On September 1, 2021, the Company was formed through a business combination (the “Business Combination”) with Supernova Partners Acquisition Company, Inc. (“Supernova”). In connection with the closing of the Business Combination, Supernova changed its name to Offerpad Solutions Inc. The Business Combination was accounted for as a reverse recapitalization.

As a result of the Business Combination, we became an SEC-registered and New York Stock Exchange (“NYSE”) listed company, which has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional annual operating expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Current Economic Conditions and Health of the U.S. Residential Real Estate Industry

Our business and operating results are impacted by the general economic conditions and the health of the U.S. residential real estate industry, particularly the single-family home resale market. Our business model depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our ability to acquire new homes and generate associated fees, and our ability to sell homes that we own.

During 2022, the residential real estate market conditions were highly volatile, with generally favorable conditions during the first half of the year, with strong consumer demand and home price appreciation, resulting from a limited supply of new and resale single-family homes on the market, low mortgage interest rates and steady employment and wage growth. However, toward the end of the second quarter of 2022 and continuing through the remainder of the year, consumer demand for residential real estate softened considerably compared to the corresponding prior year periods and much of the first half of 2022, as the combination of the sudden and significant increase in mortgage interest rates since early 2022, increased inflation in the broader economy, volatility and declines in the stock market, and various other macroeconomic conditions and geopolitical concerns impacted consumer budgets and confidence. These macroeconomic factors negatively impacted housing affordability and homebuyer sentiment, causing many prospective customers to delay their homebuying decisions.

These turbulent residential real estate market conditions during 2022 significantly impacted our operating results during the year. Our revenue increased by $1.9 billion, or 90.9%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the strong consumer demand and home price appreciation prevailing in the first half of 2022. However, this year-over-year increase in revenue was negatively impacted by the challenging market conditions

Offerpad Solutions Inc. | 2022 Form 10-K | 42

during the second half of 2022, which resulted in sequential declines in our quarterly revenue in the third and fourth quarters of 2022 compared to the respective prior quarter periods. Further, during the second half of 2022, we experienced an increase in the average period of time our homes are being held in inventory, causing an increase in holding costs and downward pressure on sales prices and margins.

If these macroeconomic trends continue for an extended period of time, we expect these factors will continue to negatively impact housing affordability and homebuyer sentiment, and result in a decline in the demand for our homes and the services offered by our platform, which could materially impact our financial condition and results of operations.

New York Stock Exchange Delisting Notice

On November 15, 2022, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of our Class A common stock from the NYSE.

On November 16, 2022, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval no later than at our next annual meeting of stockholders, if necessary to cure the stock price non-compliance. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

Our Class A common stock will continue to be listed and trade on the NYSE during this period, subject to our compliance with other NYSE continued listing standards.

For additional information, see “Risk Factors—Risks Related to Our Capital Structure and Ownership of Our Class A Common Stock and Warrants—Our failure to meet the NYSE’s continued listing standards could result in a delisting of our Class A common stock.”

Our Business Model

Revenue Model

Our mission is to provide your best way to buy and sell a home. Period. Offerpad was founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. Our Express cash offer service is our flagship offering, allowing customers to sell on their own schedule and without the hassle of showings, open houses, and aligning closing dates with the purchase date of their new home. However, this is only one of several offerings within our Solutions Center designed to meet the unique needs of our customers. With our Offerpad Flex listing service offering, customers partner with Offerpad to list their home for sale on the open market while utilizing Offerpad’s concierge and renovation services, as well as work with an Offerpad Solutions Expert to help them find their next home. Through the Offerpad Flex listing service offering, our customers essentially dual track a sale by utilizing both our personalized listing services while also typically having a backup cash offer.

We typically acquire homes directly from individual sellers. After purchasing the home, we make necessary repairs and upgrades before listing it for sale on our platforms and Multiple Listing Services (“MLS”). We resell these homes to both individual consumer and institutional investor buyers. Currently, revenues from home sales through our Express cash offer service are our primary source of revenue; however, we expect greater contribution from our Flex listing service offering as we drive expansion of this offering and from ancillary services in the future as our full product offering expands and matures.

Offers

We generate demand for our services through traditional media, digital media, organic referral, and partnership channels. Partnership channels include relationships with homebuilders, brokerages, and complementary industry partners. Interested home sellers visit our desktop or mobile website or application and fill out a short questionnaire about their home. If the home fits our eligible criteria, an Offerpad employee will reach out within 24 hours via email, phone, or text to deliver and discuss Offerpad’s cash purchase offer and review any other services that may be of interest to the customer, including our Flex listing and buyer representation services and our mortgage solutions offerings. If a customer chooses to list their home with our Offerpad Flex listing service, once a customer sells a home directly to a buyer using the Flex listing service, we earn a service fee, typically as a percentage of the sales price of the home.

Offerpad Solutions Inc. | 2022 Form 10-K | 43

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

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below and in Part I, Item 1A. “Risk Factors” of this Form 10-K.

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $2.3 trillion in value of homes transacted in 2022 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (NAR). In 2022, we estimate that we captured roughly 0.9% market share across our then active 28 markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 21 markets as of the end of 2021, and during 2022, we expanded into seven additional markets, bringing our total markets served to 28 as of December 31, 2022.

Our 28 markets as of December 31, 2022 covered roughly 24% of the 5.6 million homes sold in the United States in 2022. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our Flex listing service product, we believe a significant portion of the total addressable market is serviceable with our business model.

While we intend to be flexible in assessing market entry points, we will generally look to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of

Offerpad Solutions Inc. | 2022 Form 10-K | 44

new homebuilders. We believe the scale and versatility of our platform will allow us to continue to expand into new markets, with our primary barriers to entry consisting largely of capital needed to expand operations and the tendency of consumers to adopt our real estate offerings. Given the recent volatility in the residential real estate market conditions, we currently do not anticipate expanding into any new markets in the first half of 2023 and expect to re-evaluate expansion plans in the second half of the year.

Ancillary Products and Services

Core to our long-term strategy is a suite of offerings to meet the unique needs of our customers. As such, we view adding both additional products and services as well as additional product specific features as critical to supporting this strategy. We aim to deliver our offerings to customers in a smooth, efficient, digital driven platform, focused on transparency and ease of use. The primary goal is to be able to offer multiple services tied to the core real estate transaction, allowing customers to bundle and save. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including stand-alone remodel services, energy efficiency solutions, smart home technology, insurance, moving services, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our Express cash offering service that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our Express cash offering service, but a higher margin.

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

Unit Economics

We view Contribution Margin and Contribution Margin after Interest (see “—Non-GAAP Financial Measures”) as key performance indicators for unit economic performance, which are currently primarily driven by our Express cash offer transactions. Future financial performance improvements are expected to be driven by expanding unit level margins through initiatives such as:

•
Continued optimization of acquisition, renovation, and resale processes, as we expand our market footprint and increase penetration in existing markets;
•
Effectively increasing our Flex listing service business alongside the Express cash offer business, optimizing customer engagement and increasing conversion of requests for home purchases; and
•
Introducing and scaling additional ancillary services to complement our core Express cash offer and Flex listing service products.

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

Inventory Financing

Our business model requires significant capital to purchase inventory homes. Inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which primarily consist of senior and mezzanine secured credit facilities to finance our home purchases. The loss of adequate access to these types of facilities, or the inability

Offerpad Solutions Inc. | 2022 Form 10-K | 45

to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

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

Risk Management

Our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relist the home so that it sells at a profit and in a relatively short period of time. We have invested significant resources into our underwriting and asset management systems. Our real estate operations team, including our acquisitions team, together with our software engineering and data science teams are responsible for underwriting accuracy, portfolio health, and workflow optimization. Our underwriting tools are constantly updated with inputs from third-party data sources, proprietary data sources as well as internal data to adjust to the latest market conditions. This allows us to assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to mitigate our risk exposure. Further, our listed homes are in market-ready and move-in ready condition following the repairs and renovations we conduct.

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, our average inventory holding period of homes sold improved from 138 days in 2016 to 95 days in both 2019 and 2020. Our average inventory holding period of homes sold further decreased to 76 days during 2021, which was primarily due to the favorable housing market conditions across our markets in 2021.

During 2022, the residential real estate market conditions were highly volatile, with generally favorable conditions during the first half of the year, shifting to considerable softening in consumer demand for residential real estate during the second half of the year as a result of various macroeconomic factors negatively impacting housing affordability and homebuyer sentiment. Given our focus on risk management, and in response to this softening consumer demand, we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current market conditions, and continued to adjust pricing on our inventory to reflect market level trends throughout the second half of 2022. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall inventory growth, which led to the average holding period of homes sold increasing to 101 days during 2022, which is consistent with our expected average inventory holding period and our historical norm. As our overall inventory mix shifts and includes a lower composition of newer acquired homes, our average inventory holding period generally increases. As a result, and given our reduction in home acquisition pace, we anticipate our average inventory holding period will continue to increase in early 2023.

The increase in the average period of time our homes are being held in inventory has caused an increase in holding costs and downward pressure on sales prices and margins. If these macroeconomic trends continue for an extended period of time, we expect these factors will continue to negatively impact sales prices and margins.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 46

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

Offerpad Solutions Inc. | 2022 Form 10-K | 47

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages and homes sold, unaudited)	2022	2021
Gross profit (GAAP)	$182,422	$207,815
Gross margin	4.6%	10.0%
Homes sold	10,635	6,373
Gross profit per home sold	$17.2	$32.6
Adjustments:
Inventory impairment - current period (1)	58,413	1,205
Inventory impairment - prior period (2)	(1,205)	(160)
Interest expense capitalized (3)	12,660	6,294
Adjusted gross profit	$252,290	$215,154
Adjusted gross margin	6.4%	10.4%
Adjustments:
Direct selling costs (4)	(97,381)	(48,066)
Holding costs on sales - current period (5)(6)	(8,342)	(4,262)
Holding costs on sales - prior period (5)(7)	(918)	(214)
Other income (8)	1,532	248
Contribution profit	$147,181	$162,860
Contribution margin	3.7%	7.9%
Homes sold	10,635	6,373
Contribution profit per home sold	$13.8	$25.6
Adjustments:
Interest expense capitalized (3)	(12,660)	(6,294)
Interest expense on homes sold - current period (9)	(32,022)	(10,228)
Interest expense on homes sold - prior period (10)	(3,737)	(468)
Contribution profit after interest	$98,762	$145,870
Contribution margin after interest	2.5%	7.0%
Homes sold	10,635	6,373
Contribution profit after interest per home sold	$9.3	$22.9

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
(5)
Holding costs primarily include insurance, utilities, homeowners association dues, property taxes, cleaning and maintenance costs.
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

Offerpad Solutions Inc. | 2022 Form 10-K | 48

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages, unaudited)	2022	2021
Net (loss) income (GAAP)	$(148,613)	$6,460
Change in fair value of warrant liabilities	(23,522)	(2,464)
Adjusted net (loss) income	$(172,135)	$3,996
Adjusted net (loss) income margin	(4.4)%	0.2%
Adjustments:
Interest expense	45,991	15,848
Amortization of capitalized interest (1)	12,660	6,294
Income tax expense	359	170
Depreciation and amortization	1,022	523
Amortization of stock-based compensation	8,307	3,079
Adjusted EBITDA	$(103,796)	$29,910
Adjusted EBITDA margin	(2.6)%	1.4%
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

Offerpad Solutions Inc. | 2022 Form 10-K | 49

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

Interest Expense

Interest expense consists primarily of interest on borrowings, including amortization of debt issuance costs related to our senior secured credit facilities, mezzanine secured credit facilities and other debt. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate plus a margin, while borrowings under the mezzanine secured credit facilities accrue interest at a fixed rate.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents and gains from the disposal of property and equipment.

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

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2022, 2021 and 2020.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 50

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the periods presented:

	Year Ended December 31,
					% of Revenue
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021
Revenue	$3,952,314	$2,070,446	$1,881,868	90.9%	100.0%	100.0%
Cost of revenue	3,769,892	1,862,631	1,907,261	102.4%	95.4%	90.0%
Gross profit	182,422	207,815	(25,393)	(12.2)%	4.6%	10.0%
Operating expenses:
Sales, marketing and operating	238,931	146,872	92,059	62.7%	6.0%	7.1%
General and administrative	58,718	30,317	28,401	93.7%	1.5%	1.5%
Technology and development	12,090	10,860	1,230	11.3%	0.3%	0.5%
Total operating expenses	309,739	188,049	121,690	64.7%	7.8%	9.1%
(Loss) income from operations	(127,317)	19,766	(147,083)	(744.1)%	(3.2)%	0.9%
Other income (expense):
Change in fair value of warrant liabilities	23,522	2,464	21,058	854.6%	0.6%	0.1%
Interest expense	(45,991)	(15,848)	(30,143)	190.2%	(1.2)%	(0.7)%
Other income, net	1,532	248	1,284	517.7%	0.0%	0.0%
Total other expense	(20,937)	(13,136)	(7,801)	59.4%	(0.6)%	(0.6)%
(Loss) income before income taxes	(148,254)	6,630	(154,884)	*	(3.8)%	0.3%
Income tax expense	(359)	(170)	(189)	111.2%	(0.0)%	(0.0)%
Net (loss) income	$(148,613)	$6,460	$(155,073)	*	(3.8)%	0.3%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

Revenue increased by $1,881.9 million, or 90.9%, to $3,952.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to higher sales volumes, and a higher average sales price. We sold 10,635 homes during the year ended December 31, 2022 compared to 6,373 homes during the year ended December 31, 2021, representing an increase of 67%. Additionally, the average resale home price increased by 14% from $325,000 in the year ended December 31, 2021 to $371,000 in the year ended December 31, 2022. These increases were the result of the increase in number of markets due to our strategic market expansion plans, an increase in existing market penetration, and increases in overall residential housing prices caused by limited housing supply on the market and the impact of generally strong consumer demand across our markets during the first half of 2022.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1,907.3 million, or 102.4%, to $3,769.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily attributable to higher sales volumes, and a higher average home acquisition price.

Gross profit margin was 4.6% for the year ended December 31, 2022 compared to 10.0% for the year ended December 31, 2021. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to the considerable softening in consumer demand for residential real estate during the second half of 2022, resulting from the sudden and significant increase in mortgage interest rates since early 2022, combined with elevated home prices resulting from the increased home price appreciation over the past few years. This, in turn, also resulted in an increase in the average period of time our homes are being held in inventory. Additionally, we recorded inventory impairments of $93.8 million during the year ended December 31, 2022 as a result of the softening consumer demand for residential real estate, causing the net realizable value for certain homes in inventory to be lower than their respective cost, as compared to $2.8 million of inventory impairments during the year ended December 31, 2021.

Sales, Marketing and Operating

Sales, marketing and operating expense increased by $92.1 million, or 62.7%, to $238.9 million, and improved 110 basis points to 6.0% as a percentage of revenue for the year ended December 31, 2022 compared to 7.1% for the year ended December 31, 2021. The increase in expense was primarily attributable to the increase in variable costs associated with the significant increase in homes sold, and higher employee compensation costs associated with increased average employee headcount. The improvement as a percentage of revenue was due to the overall increased cost leverage achieved from the significant increase in revenue, while effectively managing our cost structure.

Offerpad Solutions Inc. | 2022 Form 10-K | 51

General and Administrative

General and administrative expense increased by $28.4 million, or 93.7%, to $58.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, and remained consistent at 1.5% as a percentage of revenue for both periods. The increase in expense was primarily attributable to additional expenses incurred as a public company as a result of the Business Combination on September 1, 2021, including costs associated with obtaining directors’ and officers’ liability insurance and increased legal, accounting and financial compliance costs and professional fees. The increase in expense was also due to higher stock-based compensation expense associated with new grants of equity awards during 2022 and higher employee compensation costs associated with increased average employee headcount as a result of the growth in the business through the first half of 2022. By effectively leveraging our cost structure with the increase in revenue, we were able to absorb the incremental cost increases year over year and maintain general and administrative expenses constant as a percentage of revenue.

Technology and Development

Technology and development expense increased by $1.2 million, or 11.3%, to $12.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This represented an improvement as a percentage of revenue of 20 basis points. The increase in expense was primarily attributable to higher employee compensation costs associated with increased average employee headcount as a result of the growth in the business through the first half of 2022. The improvement as a percentage of revenue was principally attributable to effectively leveraging our cost structure as revenue increased significantly.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the years ended December 31, 2022 and 2021 represents gains of $23.5 million and $2.5 million as a result of the fair value adjustment of the warrant liabilities during the respective periods.

Interest Expense

Interest expense increased by $30.1 million, or 190.2%, to $46.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to a general increase in the average outstanding balance of our secured credit facilities due to an increase in real estate inventory financed by the facilities during the first nine months of 2022 and an increase in the weighted average variable interest rates associated with these senior credit facilities.

Other Income, Net

Other income, net during the year ended December 31, 2022 principally represents interest income earned on our cash and cash equivalents. Other income, net during the year ended December 31, 2021 principally represents a gain from the disposal of fixed assets.

Income Tax Expense

We recorded income tax expense of $0.4 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively, and our effective tax rate was (0.2)% and 2.6% for the respective periods. Our effective tax rate for each of the years ended December 31, 2022 and December 31, 2021 differed from the federal statutory rate of 21% primarily due to the valuation allowance recorded on our deferred tax assets, state taxes and stock-based compensation. We record a full valuation allowance on our deferred tax assets, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of December 31, 2022, we had cash and cash equivalents of $97.2 million and had a total undrawn borrowing capacity of $1,345.8 million, $256.7 million of which is committed and $1,089.1 million uncommitted.

We generated net income during the year ended December 31, 2021. However, we have incurred losses during the year ended December 31, 2022 and each year from inception through December 31, 2020, and may incur additional losses in the future. We continued to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we expanded into new markets.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities or the entry into new financing

Offerpad Solutions Inc. | 2022 Form 10-K | 52

arrangements (including the Private Placement (as defined below)), will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets, rising interest rates and softening consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Private Placement

On January 31, 2023, we entered into a pre-funded warrants subscription agreement (the “Subscription Agreement”) with the investors named therein (the “Investors”) pursuant to which we sold and issued to the Investors an aggregate of 160,742,959 pre-funded warrants (the “Pre-funded Warrants”) to purchase shares (the “Pre-funded Warrant Shares”) of Class A Common Stock (the “Private Placement”). Each Pre-funded Warrant was sold at a price of $0.5599 per Pre-funded Warrant and has an initial exercise price of $0.0001 per Pre-funded Warrant, subject to certain customary anti-dilution adjustment provisions. The exercise price for the Pre-funded Warrants can be paid in cash or on a cashless basis, and the Pre-funded Warrants have no expiration date. The aggregate gross proceeds to us was approximately $90.0 million, which we intend to use for general corporate purposes, including working capital. The Investors included Brian Bair, our founder, chief executive officer and chairman of our board of directors; Roberto Sella, a member of our board of directors; First American Financial Corporation (“First American”), a holder of more than 10% of our outstanding Class A Common Stock; and Kenneth DeGiorgio, a member of our board of directors and chief executive officer of First American.

The issuance of the Pre-funded Warrant Shares upon exercise of the Pre-funded Warrants has been approved by stockholders holding stock representing more than a majority of the voting power of our common stock, and we filed a related information statement with the SEC on February 14, 2023. The Pre-funded Warrants will not be exercisable until at least 21 days after the definitive information statement is filed with the SEC or such later time as is necessary to comply with the listing requirements of the NYSE. Furthermore, under the terms of the Subscription Agreement, the Investors have agreed not to transact in or transfer any of our securities, without our prior written consent, until two trading days following the filing with the SEC of our quarterly report on Form 10-Q for the three months ending March 31, 2023.

Under the terms of the Subscription Agreement, we have agreed to file a registration statement covering the resale of the Pre-funded Warrant Shares within ninety (90) calendar days after the January 31, 2023 (the “Filing Deadline”) and to use reasonable best efforts to cause the registration statement to be declared effective (i) in the event that the SEC does not review the registration statement, thirty (30) days after the Filing Deadline, or (ii) in the event that the SEC reviews the registration statement, seventy-five (75) days after the Filing Deadline (but in any event, no later than four (4) business days following the SEC indicating that it has no further comments on the registration statement). Pursuant to the terms of our amended and restated registration rights agreement, dated September 1, 2021 (the “RRA”), any Pre-funded Warrant Shares acquired by Investors who are party to the RRA will be considered “registrable securities” for purposes of the RRA.

The Subscription Agreement and form of Pre-funded Warrant include customary representations, warranties and covenants by us and the Investors, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Financing Activities

Our financing activities primarily include borrowing under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity (including the Private Placement, as discussed above). Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

Buying and selling high-valued assets, such as single-family residential homes, is very cash intensive and has a significant impact on our liquidity and capital resources. We use non-recourse secured credit facilities, consisting of both senior secured credit facilities and mezzanine secured credit facilities, to finance a significant portion of our real estate inventory and related home renovations. Our senior and mezzanine secured credit facilities, however, are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Our ability to obtain and maintain access to these or similar kinds of credit facilities is significant for us to operate the business.

Offerpad Solutions Inc. | 2022 Form 10-K | 53

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Financial institution 1	$300,000	$300,000	$600,000	$228,823	4.74%	June 2024	June 2024
Financial institution 2	200,000	200,000	400,000	123,478	4.11%	September 2023	March 2024
Financial institution 3	125,000	375,000	500,000	119,559	4.48%	December 2023	December 2023
Related party	50,000	25,000	75,000	17,398	6.46%	March 2024	September 2024
Senior secured credit facilities	$675,000	$900,000	$1,575,000	$489,258

As of December 31, 2022, we had four senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under our control. Each senior secured facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured revolving credit facilities.

During February 2023, we amended our credit facility with financial institution 2, which, among other things, reduced the total borrowing capacity on the facility from $400.0 million to $200.0 million, $100.0 million of which is committed.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$38,937	11.00%	June 2024	June 2024
Third-party lender 1	45,000	45,000	90,000	31,239	9.55%	September 2023	March 2024
Third-party lender 2	18,387	94,113	112,500	18,387	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	3,841	11.05%	March 2024	September 2024
Mezzanine secured credit facilities	$163,387	$189,113	$352,500	$92,404
As of December 31, 2022, we had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%.

Borrowings under our mezzanine secured credit facilities are collateralized by a second lien on the real estate inventory financed by the relevant credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse against us with limited exceptions. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured revolving credit facilities.

During February 2023, we amended our credit facility with third-party lender 1, which, among other things, reduced the total borrowing capacity on the facility from $90.0 million to $45.0 million, $22.5 million of which is committed.

Offerpad Solutions Inc. | 2022 Form 10-K | 54

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

As of December 31, 2022, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

As of December 31, 2022, we have borrowing arrangements with two separate third-party lenders to support purchases of real estate inventory. Borrowings under each of these arrangements accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by arrangement. As of December 31, 2022 and 2021, the weighted-average interest rates under our other senior secured debt were 7.23% and 5.79%, respectively.

Cash Flows

The following summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$305,402	$(921,920)
Net cash used in investing activities	(1,070)	(11,655)
Net cash (used in) provided by financing activities	(358,466)	1,077,266
Net change in cash, cash equivalents and restricted cash	$(54,134)	$143,691

Operating Activities

Net cash provided by (used in) operating activities was $305.4 million and $(921.9) million for the years ended December 31, 2022 and 2021, respectively. In 2022, net cash provided by operating activities primarily resulted from a $374.1 million decrease in real estate inventory due to an intentional reduction in inventory levels given the dramatic decline in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the remainder of the year. During this period of time, we focused on selling our existing inventory of homes acquired in the first half of the year and significantly reduced the number of new homes acquired in the second half of the year. Net cash provided by operating activities during the year ended December 31, 2022 was also impacted by the $148.6 million net loss during the year, which included a $93.8 million non-cash inventory impairment loss as a result of the softening consumer demand for residential real estate, and a $23.5 million non-cash gain as a result of the fair value adjustment of the warrant liabilities.

In 2021, net cash used in operating activities was primarily due to a $949.6 million increase in real estate inventory as a result of the execution of our growth plan, as well as favorable housing market conditions across our markets during 2021. This cash outflow related to increased inventory levels was partially offset by a $21.6 million increase in accrued and other liabilities principally attributable to increased accruals for home renovation, payroll and other employee related expenses, and marketing.

Investing Activities

Net cash used in investing activities was $1.1 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities during 2022 represents purchases of property and equipment.

Net cash used in investing activities during 2021 represents purchases of property and equipment of $13.7 million, which was partially offset by proceeds from sales of property and equipment of $2.0 million

Financing Activities

Net cash (used in) provided by financing activities was $(358.5) million and $1,077.3 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in financing activities during 2022 primarily consisted of $3,540.5 million of repayments of credit facilities and other debt, which was partially offset by $3,178.0 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $362.5 million was directly related to the decrease in financed inventory during 2022.

Net cash provided by financing activities during 2021 primarily consisted of $2,764.1 million of borrowings from credit facilities and other debt, which was partially offset by $1,912.8 million of repayments of credit facilities and other debt. This net increase in credit facility funding of $851.3 million was directly related to financing the increase in inventory during 2021.

Offerpad Solutions Inc. | 2022 Form 10-K | 55

Net cash provided by financing activities in 2021 also included $284.0 million of proceeds from the Business Combination, which was partially offset by issuance costs of $51.2 million.

Material Cash Requirements and Other Obligations

Our material cash requirements include the following contractual obligations and other commitments.

Credit Facilities and Other Debt

As of December 31, 2022, we had aggregate outstanding principal amounts on our senior and mezzanine secured credit facilities of $489.3 million and $92.4 million, respectively, and $89.0 million on our other senior secured debt. Estimated interest payments, which have been calculated using the applicable variable or fixed interest rate in existence at December 31, 2022 over an assumed holding period of 101 days, total $9.4 million, $2.9 million and $2.4 million under the respective facilities and other senior secured debt. Borrowings under the senior and mezzanine secured credit facilities and other senior secured debt are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months from December 31, 2022.

Home Purchase Commitments

As of December 31, 2022, we were under contract to purchase 98 homes for an aggregate purchase price of $24.9 million, all of which are expected to close within 12 months.

Other Purchase Obligations

We have other purchase obligations which principally include commitments relating to insurance, marketing, information technology and administration services. As of December 31, 2022, we had other purchase obligations of $6.5 million, with $5.8 million payable within 12 months.

Operating Leases

We have operating lease arrangements consisting of our corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which we operate in the United States. As of December 31, 2022, we had $6.3 million of total future payments, including imputed interest, associated with our operating lease arrangements, of which, $2.5 million is short-term.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although we believe our estimates, judgments and assumptions are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions given the inherent uncertainty involved with such matters, which would impact our financial statements. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 1. Nature of Operations and Significant Accounting Policies to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. Of our significant accounting policies, we believe the assumptions and judgments involved in the accounting estimates described below are the most critical as they involve a high level of uncertainty at the time the estimate is made, and changes in the estimates have had or are reasonably likely to have a material impact on our consolidated financial statements.

Inventory

We review inventory for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. We evaluate inventory for indicators that net realizable value is lower than cost at the individual home level. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value.

Our inventory impairment calculations contain uncertainties because they require management to make assumptions and apply judgment in determining the net realizable value for each home. Key assumptions used in estimating the net realizable value for each home include the projected home sales price and expected selling costs. Estimates of home sales prices and selling costs are based on internal projections and consider multiple factors, including recent comparable home sale transactions in the specific area where the home is located, forecasts about the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, and the impact of national, regional or local economic conditions. These

Offerpad Solutions Inc. | 2022 Form 10-K | 56

estimates are subjective and are affected by factors such as changes in economic conditions and changes in operating performance.

For individual homes or portfolios of homes under contract to sell as of the impairment assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs.

We recorded inventory impairments of $93.8 million, $2.8 million and $3.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1. Nature of Operations and Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to economic and other market risks, which principally includes changes in interest rates.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate senior secured credit facilities and other senior secured debt.

As of December 31, 2022, our exposure to changes in interest rates within these debt arrangements is principally associated with the Secured Overnight Financing Rate (“SOFR”). We had outstanding borrowings on our senior secured credit facilities and other senior secured debt of $578.3 million as of December 31, 2022, of which, $489.3 million was outstanding on our senior secured credit facilities. Borrowings under our senior secured credit facilities accrue interest at a floating rate based on a SOFR reference rate plus a margin. Assuming no change in the outstanding borrowings on our senior secured credit facilities, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $4.9 million during the year ended December 31, 2022.

As of December 31, 2021, our exposure to changes in interest rates within our variable rate senior secured credit facilities and other senior secured debt was principally associated with the London Interbank Offered Rate (“LIBOR”). Assuming no change in the outstanding borrowings on our senior secured credit facilities as of December 31, 2021, we estimate that a one percentage point increase in LIBOR would have increased our annual interest expense by $8.3 million during the year ended December 31, 2021.

Offerpad Solutions Inc. | 2022 Form 10-K | 57

Item 8. Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2022 Form 10-K | 58

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory – Valuation — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As described in Note 1 of the financial statements, the Company carries inventory of acquired homes at the lower of cost or net realizable value. Inventory is reviewed at least quarterly for impairment indicators that net realizable value may be lower than cost. If the net realizable value is lower than cost, an inventory impairment is recorded to cost of revenue and the related inventory is adjusted to its net realizable value. For homes that are not under contract, if the carrying value exceeds the expected sales price less expected selling costs, the carrying value of these homes are adjusted to the expected sales price less expected selling costs. The inventory balance of homes that are not under contract was $495.4 million as of December 31, 2022.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 59

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the expected sales price estimate included the following, among others:

•
We tested the design and effectiveness of the Company’s internal controls related to management’s inventory impairment analysis, including those over the determination of the expected sales price estimate.
•
We evaluated management’s ability to accurately estimate the expected sales price by comparing contract prices for homes that went under contract to the expected sales price estimate for these same homes used in management’s impairment analysis.
•
With the assistance of our internal fair value specialists, we evaluated the market comparables used by management to determine the expected sales price estimate and compared selections for testing to external market sources.
•
We tested the mathematical accuracy of management’s analysis.
•
We evaluated management’s ability to develop reasonable estimates of the expected sales price by comparing prior period estimates of expected sales price to actual selling prices for homes sold in the current period.
•
We evaluated external macroeconomic market sources regarding trends and changing market conditions.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona

February 28, 2023

We have served as the Company’s auditor since 2019.

Offerpad Solutions Inc. | 2022 Form 10-K | 60

OFFERPAD SOLUTIONS INC.

Consolidated Balance Sheets

		As of December 31,
(in thousands, except par value per share)		2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$97,241	$169,817
Restricted cash		43,058	24,616
Accounts receivable		2,350	6,165
Inventory		664,697	1,132,571
Prepaid expenses and other current assets		6,833	9,808
Total current assets		814,179	1,342,977
Property and equipment, net		5,194	5,146
Other non-current assets		5,696	4,959
TOTAL ASSETS	(1)	$825,069	$1,353,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$4,647	$6,399
Accrued and other current liabilities		28,252	35,027
Secured credit facilities and other debt, net		605,889	861,762
Secured credit facilities and other debt - related party		60,176	164,434
Total current liabilities		698,964	1,067,622
Warrant liabilities		539	24,061
Other long-term liabilities		3,689	3,830
Total liabilities	(2)	703,192	1,095,513
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 232,379 and 224,154 shares issued and outstanding as of December 31, 2022 and 2021, respectively		23	22
Class B common stock, $0.0001 par value; 20,000 shares authorized; 14,816 shares issued and outstanding as of December 31, 2022 and 2021, respectively		2	2
Additional paid in capital		402,521	389,601
Accumulated deficit		(280,669)	(132,056)
Total stockholders’ equity		121,877	257,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$825,069	$1,353,082

(1)
Our consolidated assets as of December 31, 2022 and 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $42,958 and $24,616; Accounts receivable, $1,841 and $4,845; Inventory, $664,697 and $1,132,571; Prepaid expenses and other current assets, $212 and $2,871; Total assets of $709,708 and $1,164,903, respectively.
(2)
Our consolidated liabilities as of December 31, 2022 and 2021 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,976 and $2,810; Accrued and other current liabilities, $4,408 and $3,537; Secured credit facilities and other debt, net, $666,065 and $1,026,196; Total liabilities, $672,449 and $1,032,543, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2022 Form 10-K | 61

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue	$3,952,314	$2,070,446	$1,064,257
Cost of revenue	3,769,892	1,862,631	976,478
Gross profit	182,422	207,815	87,779
Operating expenses:
Sales, marketing and operating	238,931	146,872	76,786
General and administrative	58,718	30,317	17,481
Technology and development	12,090	10,860	7,270
Total operating expenses	309,739	188,049	101,537
(Loss) income from operations	(127,317)	19,766	(13,758)
Other income (expense):
Change in fair value of warrant liabilities	23,522	2,464	—
Interest expense	(45,991)	(15,848)	(10,031)
Other income, net	1,532	248	834
Total other expense	(20,937)	(13,136)	(9,197)
(Loss) income before income taxes	(148,254)	6,630	(22,955)
Income tax expense	(359)	(170)	(163)
Net (loss) income	$(148,613)	$6,460	$(23,118)
Net (loss) income per share, basic	$(0.61)	$0.05	$(0.40)
Net (loss) income per share, diluted	$(0.61)	$0.05	$(0.40)
Weighted average common shares outstanding, basic	245,148	118,571	57,865
Weighted average common shares outstanding, diluted	245,148	143,220	57,865

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2022 Form 10-K | 62

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2019	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	28,358	$74,601	$154,300	57,865	$—	$4,545	$(115,398)	4,794	$(10,650)	$(121,503)
Issuance of Series C (extension) stock, net of offering costs	—	—	—	—	—	—	—	—	11,627	29,823	29,823	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,363	—	—	—	1,363
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,118)	—	—	(23,118)
Balance at December 31, 2020	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	57,865	$—	$5,908	$(138,516)	4,794	$(10,650)	$(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	2,279	—	647	—	—	—	647
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	211	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—	—	—	—	(70)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	171	—	—	—	171
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	138,612	14	184,109	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	40,073	10	195,687	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	3,079	—	—	—	3,079
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,460	—	—	6,460
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	$—	238,970	$24	$389,601	$(132,056)	—	$—	$257,569
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	8,101	1	4,670	—	—	—	4,671
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	124	—	(57)	—	—	—	(57)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	8,307	—	—	—	8,307
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(148,613)	—	—	(148,613)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	$—	247,195	$25	$402,521	$(280,669)	—	$—	$121,877

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2022 Form 10-K | 63

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(148,613)	$6,460	$(23,118)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,022	523	434
Gain on sale of property and equipment	—	(246)	—
Amortization of debt financing costs	2,948	916	262
Impairment of inventory	93,810	2,843	3,170
Stock-based compensation	8,307	3,079	1,363
Change in fair value of warrant liabilities	(23,522)	(2,464)	—
Changes in operating assets and liabilities:
Accounts receivable	3,815	(3,845)	937
Inventory	374,064	(949,591)	169,079
Prepaid expenses and other assets	(275)	(5,288)	115
Accounts payable	(1,752)	4,130	841
Accrued and other liabilities	(4,402)	21,563	1,781
Net cash provided by (used in) operating activities	305,402	(921,920)	154,864
Cash flows from investing activities:
Purchases of property and equipment	(1,070)	(13,687)	(2,858)
Proceeds from sales of property and equipment	—	2,032	—
Net cash used in investing activities	(1,070)	(11,655)	(2,858)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	3,178,033	2,764,071	799,997
Repayments of credit facilities and other debt	(3,540,466)	(1,912,837)	(960,510)
Payment of debt financing costs	(646)	(7,632)	(457)
Proceeds from exercise of stock options	4,898	902	—
Payments for taxes related to stock-based awards	(285)	—	—
Proceeds from Business Combination	—	284,011	—
Issuance cost of common stock	—	(51,249)	—
Proceeds from issuance of Class C preferred stock, net	—	—	29,823
Net cash (used in) provided by financing activities	(358,466)	1,077,266	(131,147)
Net change in cash, cash equivalents and restricted cash	(54,134)	143,691	20,859
Cash, cash equivalents and restricted cash, beginning of period	194,433	50,742	29,883
Cash, cash equivalents and restricted cash, end of period	$140,299	$194,433	$50,742
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$97,241	$169,817	$43,938
Restricted cash	43,058	24,616	6,804
Total cash, cash equivalents and restricted cash	$140,299	$194,433	$50,742
Supplemental disclosure of cash flow information:
Cash payments for interest	$59,732	$21,875	$14,048
Supplemental disclosure of non-cash investing and financing activities:
Transfer of property and equipment, net to inventory	$—	$14,464	$—
Acquisition of warrant liabilities	$—	$26,525	$—
Conversion of preferred stock to common stock	$—	$184,123	$—
Conversion of treasury stock	$—	$10,650	$—

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2022 Form 10-K | 64

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operated in over 1,800 cities and towns in 28 metropolitan markets across 16 states as of December 31, 2022.

Basis of Presentation

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

Offerpad Solutions Inc. was formed on September 1, 2021 through a business combination (the “Business Combination”) with Supernova Partners Acquisition Company, Inc. (“Supernova”). In connection with the closing of the Business Combination, Supernova changed its name to Offerpad Solutions Inc. The Business Combination was accounted for as a reverse recapitalization.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include those related to the net realizable value of inventory, among others. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities, revenues and expenses of the Company, its wholly owned operating subsidiaries and variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

Operating segments are components of an entity for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. The Company’s CODM is its Chief Executive Officer.

The Company is not organized around specific services or geographic regions, but rather, operates in one service line, providing a home buying and selling platform. The Company’s CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it is organized and operated as one operating and reportable segment on a consolidated basis for each of the periods presented.

Cash and Cash Equivalents

Cash includes demand deposits with banks and financial institutions. Cash equivalents include only investments with original maturities to us of three months or less that are highly liquid and readily convertible to known amounts of cash.

Restricted Cash

Restricted cash primarily consists of cash received from the resale of homes that is specifically designated to repay borrowings under one of the Company’s secured credit facilities and is typically released within a few days of the home sale.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 65

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Inventory

Inventory consists of acquired homes and is stated at the lower of cost or net realizable value, with cost and net realizable value determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after the listing date, are expensed as incurred and included in sales, marketing and operating expenses.

The Company reviews inventory for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. The Company evaluates inventory for indicators that net realizable value is lower than cost at the individual home level. The Company generally considers multiple factors in determining net realizable value for each home, including recent comparable home sale transactions in the specific area where the home is located, the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, the impact of national, regional or local economic conditions and expected selling costs. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as impairment in cost of revenue and the related inventory is adjusted to its net realizable value.

For individual homes or portfolios of homes under contract to sell as of the impairment assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the impairment analysis, and actual results may differ from the Company’s assumptions.

The Company recorded inventory impairments of $93.8 million, $2.8 million and $3.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. Refer to Note 3. Inventory, for further details.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation, and primarily consists of rooftop solar panel systems installed on residential real estate. The Company depreciates its property and equipment using the straight-line method over the estimated useful lives of the related assets, which are as follows:

Property and Equipment Category	Estimated Useful Life
Rooftop solar panel systems	Twenty years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Computers and equipment	Five years
Office equipment and furniture	Seven years
Software systems	Three to five years

Refer to Note 4. Property and Equipment, for further details.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 66

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Operating lease assets and liabilities are included on the Company’s Consolidated Balance Sheet in Other non-current assets, Accrued and other current liabilities, and Other long-term liabilities.

Refer to Note 5. Leases, for further details.

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

The Company recognized no impairment charges on its long-lived assets during the years ended December 31, 2022, 2021 and 2020.

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

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The fair value of the private warrants is estimated using the Black-Scholes-Merton option-pricing model. Refer to Note 8. Warrant Liabilities, for further details.

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

Sales, Marketing and Operating

Sales, marketing and operating expenses consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense includes any headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to

Offerpad Solutions Inc. | 2022 Form 10-K | 67

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

operations as incurred. The Company incurred advertising expenses of $46.5 million, $45.3 million and $11.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Refer to Note 11. Stock-Based Awards, for further details.

Offerpad Solutions Inc. | 2022 Form 10-K | 68

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Employee Benefit Plan

The Company offers a 401(k) plan which provides employees the opportunity to contribute a portion of their pre-tax or post-tax earnings, subject to certain restrictions as set forth in the Internal Revenue Code. Beginning January 1, 2022, the Company matches 100% of participant contributions, up to 2.5% of eligible compensation. The Company contributed $1.6 million to the 401(k) plan during the year ended December 31, 2022.

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

Refer to Note 14. Income Taxes, for further details.

Consolidation of Variable Interest Entities

The Company is a variable interest holder in certain entities in which equity investors at risk do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support from other parties; these entities are VIEs. The Company’s variable interest arises from contractual, ownership or other monetary interest in the entity, which fluctuates based on the VIE’s economic performance. The Company consolidates a VIE if it is the primary beneficiary. The Company is the primary beneficiary if it has a controlling financial interest, which includes both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that obligates the Company to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. Refer to Note 12. Variable Interest Entities, for further details.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 69

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Refer to Note 9. Fair Value Measurements, for further details.

New Accounting Standards Recently Adopted

Reference Rate Reform

In March 2020, the FASB issued a new standard which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In December 2022, the FASB issued an additional standard which defers the expiration date of the reference rate reform guidance to December 31, 2024. The Company adopted the guidance related to reference rate reform during 2022 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Note 2. Business Combination

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

Offerpad Solutions Inc. | 2022 Form 10-K | 70

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 3. Inventory

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of December 31:

($ in thousands)	2022	2021
Homes preparing for and under renovation	$54,499	$327,455
Homes listed for sale	440,862	400,308
Homes under contract to sell	169,336	404,808
Inventory	$664,697	$1,132,571

Note 4. Property and Equipment

Property and equipment consist of the following as of December 31:

($ in thousands)	2022	2021
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,087	797
Office equipment and furniture	736	160
Software systems	386	318
Computers and equipment	265	265
Construction in progress	136	—
Property and equipment, gross	7,685	6,615
Less: accumulated depreciation	(2,491)	(1,469)
Property and equipment, net	$5,194	$5,146

Depreciation expense totaled $1.0 million, $0.5 million and $0.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Note 5. Leases

The Company’s operating lease arrangements consist of its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 6 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in our consolidated statements of operations. During the years ended December 31, 2022 and 2021, operating lease cost was $2.1 million, and $1.4 million, respectively, and variable and short-term lease costs were $0.3 million and $0.2 million, respectively. Rent expense for operating leases, as previously reported under former lease accounting standards, was $1.4 million during the year ended December 31, 2020.

During the years ended December 31, 2022 and 2021, cash payments for amounts included in the measurement of operating lease liabilities were $2.0 million and $1.4 million, respectively, and right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $2.5 million and $1.6 million during the respective periods.

As of December 31, 2022 and 2021, the Company’s operating leases had a weighted-average remaining lease term of 2.7 years and 3.5 years, respectively, and a weighted-average discount rate of 4.2% and 4.1%, respectively.

Offerpad Solutions Inc. | 2022 Form 10-K | 71

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The Company’s operating lease liability maturities as of December 31, 2022 are as follows:

($ in thousands)
2023	$2,461
2024	2,373
2025	1,103
2026	269
2027	79
Thereafter	—
Total future lease payments	6,285
Less: Imputed interest	(332)
Total lease liabilities	$5,953

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of December 31:

($ in thousands)	Financial Statement Line Items	2022	2021
Right-of-use assets	Other non-current assets	$5,469	$4,784
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,264	1,345
Non-current liabilities	Other long-term liabilities	3,689	3,830
Total lease liabilities		$5,953	$5,175

Note 6. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of December 31:

($ in thousands)	2022	2021
Payroll and other employee related expenses	$10,670	$12,836
Interest	4,360	3,537
Marketing	4,161	5,795
Home renovation	3,168	8,540
Operating lease liabilities	2,264	1,345
Legal and professional obligations	1,035	1,743
Other	2,594	1,231
Accrued and other current liabilities	$28,252	$35,027

Other long-term liabilities as of December 31, 2022 consists of the non-current portion of our operating lease liabilities.

Note 7. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of December 31:

($ in thousands)	2022	2021
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$471,860	$747,514
Senior secured credit facility with a related party	17,398	81,926
Senior secured debt - other	89,024	33,320
Mezzanine secured credit facilities with third-party lenders	49,626	87,851
Mezzanine secured credit facilities with a related party	42,778	82,508
Debt issuance costs	(4,621)	(6,923)
Total credit facilities and other debt, net	666,065	1,026,196
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	605,889	861,762
Total credit facilities and other debt - related party	60,176	164,434
Total credit facilities and other debt, net	$666,065	$1,026,196

Offerpad Solutions Inc. | 2022 Form 10-K | 72

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities on the accompanying consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of December 31, 2022, the Company had total borrowing capacity of $1,927.5 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $838.4 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

Under the Company’s senior secured credit facilities and mezzanine secured credit facilities, amounts can be borrowed, repaid and borrowed again during the revolving period. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the tables below. Outstanding amounts drawn under each senior secured credit facility and mezzanine secured credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event.

The Company’s senior secured credit facilities and mezzanine secured credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured revolving credit facilities. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds or the performance of the properties financed under that facility declines, and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Financial institution 1	$300,000	$300,000	$600,000	$228,823	4.74%	June 2024	June 2024
Financial institution 2	200,000	200,000	400,000	123,478	4.11%	September 2023	March 2024
Financial institution 3	125,000	375,000	500,000	119,559	4.48%	December 2023	December 2023
Related party	50,000	25,000	75,000	17,398	6.46%	March 2024	September 2024
Senior secured credit facilities	$675,000	$900,000	$1,575,000	$489,258

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2021	Committed	Uncommitted	Total	Amount	Rate
Financial institution 1	$300,000	$100,000	$400,000	$365,392	2.60%
Financial institution 2	400,000	—	400,000	375,063	2.60%
Financial institution 3	300,000	200,000	500,000	7,059	2.60%
Related party	85,000	—	85,000	81,926	4.10%
Senior secured credit facilities	$1,085,000	$300,000	$1,385,000	$829,440

As of December 31, 2022, the Company had four senior secured credit facilities, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

Borrowings under the Company’s senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general

Offerpad Solutions Inc. | 2022 Form 10-K | 73

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

During February 2023, the Company amended its credit facility with financial institution 2, which, among other things, reduced the total borrowing capacity on the facility from $400.0 million to $200.0 million, $100.0 million of which is committed.

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$38,937	11.00%	June 2024	June 2024
Third-party lender 1	45,000	45,000	90,000	31,239	9.55%	September 2023	March 2024
Third-party lender 2	18,387	94,113	112,500	18,387	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	3,841	11.05%	March 2024	September 2024
Mezzanine secured credit facilities	$163,387	$189,113	$352,500	$92,404

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2021	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$65,000	$—	$65,000	$58,767	13.00%
Third-party lender 1	90,000	—	90,000	86,262	9.50%
Third-party lender 2	67,500	45,000	112,500	1,588	9.50%
Related party facility 2	14,000	—	14,000	23,742	13.00%
Mezzanine secured credit facilities	$236,500	$45,000	$281,500	$170,359

As of December 31, 2022, the Company had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

Borrowings under the Company’s mezzanine secured credit facilities are collateralized by a second lien on the real estate inventory financed by the relevant credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse to Offerpad with limited exceptions.

The Company’s mezzanine secured credit facilities are structurally and contractually subordinated to the related senior secured credit facilities.

During February 2023, the Company amended its credit facility with third-party lender 1, which, among other things, reduced the total borrowing capacity on the facility from $90.0 million to $45.0 million, $22.5 million of which is committed.

Offerpad Solutions Inc. | 2022 Form 10-K | 74

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Maturities

As of December 31, 2022, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements (including the Private Placement (as defined in Note 17. Subsequent Events), will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these consolidated financial statements are issued.

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

As of December 31, 2022, the Company was in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

As of December 31, 2022, the Company has borrowing arrangements with two separate third-party lenders to support purchases of real estate inventory. Borrowings under each of these arrangements accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by arrangement. As of December 31, 2022 and 2021, the weighted-average interest rates under the Company’s other senior secured debt were 7.23% and 5.79%, respectively.

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

During 2022, a private placement warrant holder elected to transfer 1.8 million private placement warrants, upon which the warrants were converted into public warrants pursuant to the terms of the Warrant Agreement. Accordingly, as of December 31, 2022, the Company had 15.2 million public warrants and 6.6 million private placement warrants outstanding.

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

Redemption of warrants for cash

The Company may call the public warrants for redemption for cash:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of the Company’s Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for shares of Class A common stock

Offerpad Solutions Inc. | 2022 Form 10-K | 75

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The Company may redeem the outstanding warrants for shares of Class A common stock:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares determined by reference to an agreed table, based on the redemption date and the “fair market value” of Class A common stock (as defined below) except as otherwise described below;
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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of December 31, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$343	$—	$—
Private placement warrant liabilities	$—	$—	$196

As of December 31, 2021	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$14,356	$—	$—
Private placement warrant liabilities	$—	$—	$9,705

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $14.0 million and $1.8 million during the years ended December 31, 2022 and 2021, respectively. These changes are recorded in Change in fair value of warrant liabilities in our consolidated statements of operations.

Offerpad Solutions Inc. | 2022 Form 10-K | 76

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Year Ended December 31,
($ in thousands)	2022	2021
Beginning balance	$9,705	$—
Initial fair value of private placement warrants	—	10,291
Change in fair value of private placement warrants included in net (loss) income	(9,509)	(586)
Ending balance	$196	$9,705

The following summarizes the range of assumptions used in the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants during the respective periods:

	Year Ended December 31,
	2022	2021
Volatility	47.00% - 83.50%	25.00% - 40.50%
Stock price	$0.46 - $5.03	$6.40 - $8.80
Expected life of the options to convert	3.669 - 4.419	4.669 - 5.000
Risk-free rate	2.43% - 4.16%	0.78% - 1.22%
Dividend yield	0.00%	0.00%

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

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2022, 2021 and 2020.

Note 10. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2022, we had 232,378,752 shares of Class A common stock issued and outstanding.

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

Additionally, we have outstanding warrants to purchase shares of Offerpad Solutions Class A common stock that will become exercisable securities in the future after certain requirements have been met. Refer to Note 8. Warrant Liabilities.

Offerpad Solutions Inc. | 2022 Form 10-K | 77

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

As of December 31, 2022, we had 14,816,236 shares of Class B common stock issued and outstanding.

In January 2023, Mr. Bair notified the Company’s Board of Directors that he will convert all shares of Class B common stock beneficially owned by him to shares of Class A common stock immediately following the conclusion of the Company’s 2023 annual meeting of stockholders.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights. As of December 31, 2022, there were no shares of Class C common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 78

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s board of directors. As of December 31, 2022, the Company has granted stock options, restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) under the 2021 Plan.

In connection with the close of the Business Combination, our board of directors adopted, and our stockholders approved the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP. As of December 31, 2022, no shares have been issued under the ESPP.

Stock Options

During the years ended December 31, 2022, 2021 and 2020, the Company granted stock option awards with a service vesting condition that is generally four years. The range of assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the respective years are as follows:

	2022 Range	2021 Range	2020 Range
Expected term (in years)	6.25	5.97 - 6.10	5.36 - 6.11
Risk-free interest rate	1.63% - 3.37%	0.64% - 0.67%	0.38% - 0.46%
Expected stock price volatility	57.8% - 60.0%	52.5% - 52.7%	51.7% - 52.9%
Expected dividend yield	—	—	—
Fair value on grant date	$1.43 - $5.11	$4.49 - $4.55	$4.27 - $4.49

Offerpad Solutions Inc. | 2022 Form 10-K | 79

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The following summarizes stock option activity during the years ended December 31, 2022, 2021 and 2020:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	23,669	0.55	7.71	$16,275
Granted	5,258	1.22
Exercised	—	—
Forfeited or cancelled	(1,336)	0.54
Outstanding as of December 31, 2020	27,591	0.68	7.40	14,619
Granted	1,559	1.22
Exercised	(2,490)	0.36
Forfeited or cancelled	(1,084)	0.85
Outstanding as of December 31, 2021	25,576	0.73	6.82	137,170
Granted	1,147	4.90
Exercised	(8,101)	0.58
Forfeited or cancelled	(895)	1.46
Outstanding as of December 31, 2022	17,727	1.02	5.82	953
Exercisable as of December 31, 2022	14,122	0.72	5.24	953
Vested and expected to vest as of December 31, 2022	17,727	1.02	5.82	953

The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $35.8 million and $10.5 million, respectively. No stock options were exercised during the year ended December 31, 2020.

The weighted-average grant date fair value per option granted during the years ended December 31, 2022, 2021 and 2020 was $2.73, $0.60 and $0.61, respectively.

As of December 31, 2022, the Company had $3.5 million of unrecognized stock-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.98 years. The fair value of stock options that vested during the years ended December 31, 2022, 2021 and 2020 was $2.1 million, $2.6 million and $1.2 million, respectively.

Restricted Stock Units

The Company did not grant restricted stock unit (“RSU”) awards during the year December 31, 2020.

During the years ended December 31, 2022 and 2021, the Company granted RSUs with service vesting conditions to employees and non-employee members of our board of directors. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our board of directors generally ranges from three months to three years, subject to continued service on the board of directors.

The following summarizes RSU award activity during the years ended December 31, 2022 and 2021:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	203	7.88
Vested and settled	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2021	203	7.88
Granted	2,118	4.50
Vested and settled	(163)	5.33
Forfeited or expired	(193)	5.05
Outstanding as of December 31, 2022	1,965	4.73

Offerpad Solutions Inc. | 2022 Form 10-K | 80

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

As of December 31, 2022, 351,600 RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our board of directors to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of December 31, 2022, the Company had $6.2 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.89 years. The fair value of RSUs that vested during the years ended December 31, 2022 and 2021 was $1.6 million and $0.1 million, respectively.

Performance-Based Restricted Stock Units

The Company did not grant PSUs during the years ended December 31, 2020 and 2021, respectively.

During the year ended December 31, 2022, The Company granted PSUs which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of predetermined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the year ended December 31, 2022 are as follows:

Risk-free interest rate	1.47%
Expected stock price volatility	60.0%
Expected dividend yield	0.0%
Fair value on grant date	$5.11

The following summarizes PSU award activity during the year ended December 31, 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	2,115	4.72
Vested	—	—
Forfeited or expired	(175)	4.72
Outstanding as of December 31, 2022	1,940	4.72

As of December 31, 2022, the Company had $6.6 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 2.16 years.

Stock-based Compensation Expense

The following details stock-based compensation expense for the years ended December 31:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Sales, marketing and operating	$2,023	$700	$375
General and administrative	5,743	1,889	544
Technology and development	541	490	444
Stock-based compensation expense	$8,307	$3,079	$1,363

Offerpad Solutions Inc. | 2022 Form 10-K | 81

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

The following summarizes the assets and liabilities related to the VIEs as of December 31:

($ in thousands)	2022	2021
Assets
Restricted cash	$42,958	$24,616
Accounts receivable	1,841	4,845
Inventory	664,697	1,132,571
Prepaid expenses and other current assets	212	2,871
Total assets	$709,708	$1,164,903
Liabilities
Accounts payable	$1,976	$2,810
Accrued and other current liabilities	4,408	3,537
Secured credit facilities and other debt, net - current portion	666,065	1,026,196
Total liabilities	$672,449	$1,032,543

Offerpad Solutions Inc. | 2022 Form 10-K | 82

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

The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net (loss) income	$(148,613)	$6,460	$(23,118)
Denominator:
Weighted average common shares outstanding, basic	245,148	118,571	57,865
Dilutive effect of stock options (1)	—	24,644	—
Dilutive effect of restricted stock units (1)	—	5	—
Dilutive effect of preferred stock (1)	—	—	—
Dilutive effect of warrants (1)	—	—	—
Weighted average common shares outstanding, diluted	245,148	143,220	57,865
Net (loss) income per share, basic	$(0.61)	$0.05	$(0.40)
Net (loss) income per share, diluted	$(0.61)	$0.05	$(0.40)
Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive stock options (1)	5,520	—	27,591
Anti-dilutive restricted stock units (1)	1,748	—	—
Anti-dilutive performance-based restricted stock units	2,047	—	—
Anti-dilutive warrants (1)	21,783	—	1,887
Anti-dilutive preferred stock (1)	—	—	138,612

(1) Due to the net loss during each of the years ended December 31, 2022 and 2020, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.
Note 14. Income Taxes

The Company is subject to federal and state income taxes in the United States.

(Loss) income before income taxes was $(148.3) million, $6.6 million and $(23.0) million during the years ended December 31, 2022, 2021 and 2020, respectively.

Income tax expense consisted of the following for the respective periods:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Current:
Federal	$—	$—	$—
State	359	170	163
Total current	359	170	163
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Income tax expense	$359	$170	$163

Offerpad Solutions Inc. | 2022 Form 10-K | 83

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Years Ended December 31,
(In thousands, except percentages)	2022		2021		2020
(Benefit) provision at federal statutory income tax rate	$(31,133)	21.0%	$1,392	21.0%	$(4,821)	21.0%
State income taxes	(7,636)	5.2%	360	5.4%	(446)	1.9%
Change in fair value of warrant liabilities	(4,940)	3.3%	(517)	(7.8)%	—	0.0%
Return-to-provision	(2,277)	1.5%	221	3.3%	218	(0.9)%
Transaction costs	(1,874)	1.3%	(1,226)	(18.5)%	—	0.0%
Stock-based compensation	(1,091)	0.7%	647	9.8%	286	(1.2)%
Valuation allowance	48,690	(32.8)%	(675)	(10.2)%	4,999	(21.8)%
Other	620	(0.4)%	(32)	(0.4)%	(73)	0.3%
Effective income tax rate	$359	(0.2)%	$170	2.6%	$163	(0.7)%

Deferred tax assets and liabilities consist of the following as of December 31:

($ in thousands)	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$50,178	$26,721
State net operating loss carryforwards	9,847	4,703
Inventory	14,771	341
Research and development expenditures	3,190	—
Stock-based compensation	1,852	—
Transaction costs	1,707	—
Operating lease liabilities	1,507	1,284
Other	2,117	2,421
Gross deferred tax assets	85,169	35,470
Valuation allowance	(82,026)	(33,336)
Deferred tax assets, net of valuation allowance	3,143	2,134
Deferred tax liabilities:
Operating lease right-of-use assets	(1,385)	(1,187)
Property and equipment	(739)	(874)
Other	(1,019)	(73)
Gross deferred tax liabilities	(3,143)	(2,134)
Net deferred income taxes	$—	$—

As of December 31, 2022, the Company had federal net operating loss carryforwards of $231.4 million to offset future taxable income, of which $26.0 million expires in 2036 and 2037 if not utilized, with the remaining $205.4 million having no expiration. The Company also has U.S. state net operating loss carryforwards of $195.1 million, of which $121.7 million expires at various dates ranging from 2032 through 2042 if not utilized, with the remaining $73.4 million having no expiration.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, the Company has determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Therefore, the Company recorded a full valuation allowance equal to the amount of the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $48.7 million during the year ended December 31, 2022, decreased by $0.7 million during the year ended December 31, 2021 and increased $5.0 million during the year ended December 31, 2020.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 84

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Uncertain Tax Positions

During the years ended December 31, 2022, 2021 and 2020, the Company had no uncertain tax positions.

Income Tax Audits

The Company files in U.S. federal and various state income tax jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2017 due to the accumulated net operating losses that are carried forward.

Note 15. Related-Party Transactions

LL Credit Facilities

As of December 31, 2022, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities as of December 31:

	2022		2021
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$75,000	$17,398	$85,000	$81,926
Mezzanine secured credit facilities with a related party	$150,000	$42,778	$79,000	$82,509

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $75.0 million and $52.5 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 7. Credit Facilities and Other Debt, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $97.5 million. Refer to Note 7. Credit Facilities and Other Debt, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

We paid interest for borrowings under the LL facilities of $9.4 million, $11.7 million and $8.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s board of directors, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $18.1 million, $11.9 million and $7.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, for its services, inclusive of the fees for property data services.

Private Placement

On January 31, 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors an aggregate of 160,742,959 pre-funded warrants to purchase shares of the Company’s Class A common stock. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 17. Subsequent Events, for further details.

Offerpad Solutions Inc. | 2022 Form 10-K | 85

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Warehouse Lending Facility with FirstFunding, Inc.

During July 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originates and then sells to third-party mortgage servicers. The committed amount under the facility is $15.0 million and OPHL pays certain customary and ordinary course fees to FirstFunding under the facility, including a funding fee per loan and interest. There were no amounts outstanding under the facility as of December 31, 2022 and amounts paid under the facility were immaterial during the year ended December 31, 2022.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives during the respective periods:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Mr. Bair’s brother 1	$631	$572	$260
Mr. Bair’s brother 2	594	469	313
Mr. Bair’s sister-in-law	123	141	120
	$1,348	$1,182	$693

During the year ended December 31, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards under the Offerpad Solutions Inc. 2021 Incentive Award Plan, which included awards of restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	84,367	126,551	—
Mr. Bair’s brother 2	79,404	119,107	—
Mr. Bair’s sister-in-law	3,000	—	6,000
	166,771	245,658	6,000

In June 2022, Mr. Bair’s brothers each entered into employment agreements with the Company with customary severance and other terms provided to similarly situated executives.

During February 2023, Mr. Bair’s brothers and Mr. Bair’s sister-in-law each received annual performance-based cash incentive payments, which totaled $0.5 million.

Note 16. Commitments and Contingencies

Homes Purchase Commitments

As of December 31, 2022, the Company was under contract to purchase 98 homes for an aggregate purchase price of $24.9 million.

Offerpad Solutions Inc. | 2022 Form 10-K | 86

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Other Purchase Obligations

The Company’s other purchase obligations principally include commitments relating to insurance, marketing, information technology and administration services. As of December 31, 2022, the Company had other purchase obligations of $6.5 million, with $5.8 million payable within 12 months.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 5. Leases, for further details.

Note 17. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the consolidated financial statements or additional disclosure herein, except as described below and elsewhere in the notes to the consolidated financial statements.

Private Placement

On January 31, 2023, the Company entered into a pre-funded warrants subscription agreement (the “Subscription Agreement”) with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors an aggregate of 160,742,959 pre-funded warrants (the “Pre-funded Warrants”) to purchase shares (the “Pre-funded Warrant Shares”) of the Company’s Class A common stock. Each Pre-funded Warrant was sold at a price of $0.5599 per Pre-funded Warrant and has an initial exercise price of $0.0001 per Pre-funded Warrant, subject to certain customary anti-dilution adjustment provisions. The exercise price for the Pre-funded Warrants can be paid in cash or on a cashless basis, and the Pre-funded Warrants have no expiration date. The aggregate gross proceeds to the Company was approximately $90.0 million. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio.

Class B Common Stock Conversion

In January 2023, Brian Bair notified the Company’s Board of Directors that he will convert all shares of Class B common stock beneficially owned by him to shares of Class A common stock immediately following the conclusion of the Company’s 2023 annual meeting of stockholders.

Offerpad Solutions Inc. | 2022 Form 10-K | 87

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears at the end of Part II, Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | 2022 Form 10-K | 88

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona

February 28, 2023

Offerpad Solutions Inc. | 2022 Form 10-K | 89

Item 9B. Other Information.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.

On February 27, 2023, Offerpad SPE Borrower A, LLC, and Offerpad Holdings LLC (collectively, the “Offerpad Parties”), each a wholly owned subsidiary of the Company, and JPMorgan Chase Bank, N.A., AG Mortgage Value Partners Onshore Master Fund, L.P., AG Asset Based Credit Master Fund (B), L.P., AG TCDRS, L.P., AG Centre Street Partnership, L.P. (each, a “Lender”) entered into Amendment No. 4 to Loan and Security Agreement and Reaffirmation of Guarantees, dated as of February 27, 2023 (“Amendment No. 4”), which amends that certain Loan and Security Agreement, dated as of September 21, 2021, by and among the Offerpad Parties and the Lenders, as amended by Amendment No. 1, dated as of December 16, 2021, as further amended by Amendment No. 2, dated as of September 21, 2022, as further amended by Amendment No. 3, dated as of December 21, 2022, and as further amended by Amendment No. 4, the “Loan Agreement.”

Amendment No. 4, among other things, reduces the borrowing capacity under the Loan Agreement, including reducing the senior facility from $400.0 million to $200.0 million, $100.0 million of which is committed, and reducing the mezzanine facility from $90.0 million to $45.0 million, $22.5 million of which is committed.

The foregoing does not purport to be a complete description of the terms of Amendment No. 4 and such description is qualified in its entirety by reference to Amendment No. 4, a copy of which is filed as Exhibit 10.30 hereto and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Offerpad Solutions Inc. | 2022 Form 10-K | 90

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following details certain information about our board of directors as of February 28, 2023:

Name	Age	Position
Brian Bair	46	Chief Executive Officer and Chairman of the Board
Katie Curnutte	43	Director
Kenneth DeGiorgio	51	Director
Alexander Klabin	46	Director
Ryan O’Hara	54	Director
Sheryl Palmer	61	Director
Roberto Sella	57	Director

Brian Bair has served as Old Offerpad’s Chief Executive Officer since he founded Offerpad in July 2015 with a mission to provide the best way to buy and sell a home, including as the Chief Executive Officer and Chairman of our Board since September 2021. Mr. Bair has had a strong influence in the real estate industry over the past 15 years, having pioneered several successful real estate service models that aim to give sellers and buyers more certainty and control. Prior to founding Offerpad, Mr. Bair served as the founder and president at Bair Group Real Estate from April 2008 to June 2015. Additionally, Mr. Bair co-founded Lexington Financial in March 2011, and served as its managing member from March 2011 to March 2012. He also co-founded Bridgeport Financial Services in May 2008, a company that specialized in acquiring distressed homes, and served as its managing member from May 2008 to May 2011. Mr. Bair has also consulted for national companies on how to acquire, renovate and sell homes. Mr. Bair has also served as an advisory member for the Freddie Mac Housing of Tomorrow Council since January 2020.

We believe that Mr. Bair is qualified to serve as Chairman of our board of directors due to his extensive experience in the real estate industry and his history as Offerpad’s founder.

Katie Curnutte has served on our board of directors since September 2021. Ms. Curnutte is a founding partner at Kingston Marketing Group (“KMG”), a start-up focused, global marketing and communications firm founded in September 2019. At KMG, she runs communications strategy for notable companies. Before KMG, Ms. Curnutte was senior vice president of communications and public affairs at Zillow from July 2008 to August 2019. Ms. Curnutte also served on the board of directors of Supernova Partners Acquisition Co II, Ltd. from March 2021 until March 2022. Ms. Curnutte graduated from the University of Illinois Urbana-Champaign with a B.S. in Journalism.

We believe Ms. Curnutte is qualified to serve on our board of directors due to her experience in communications, public affairs and scaling technology companies.

Kenneth DeGiorgio served as a member of the board of directors for Old OfferPad from February 2019 until September 2021 and on our board of directors since September 2021. Mr. DeGiorgio also serves as chief executive officer of First American Financial Corporation (“FAF”), a public company engaged in title insurance and settlement services, a position he has held since February 2022. Prior to his appointment as CEO, Mr. DeGiorgio served as FAF’s president from 2021 to 2022 and its executive vice president, overseeing FAF’s international division, trust company and various corporate functions from 2010 to 2021.

We believe Mr. DeGiorgio is qualified to serve on our board of directors due to his extensive real estate and business experience and knowledge of Offerpad’s business and operations.

Alexander M. Klabin served as a member of Supernova’s board of directors from its inception until the closing of the Business Combination in September 2021, and on our board of directors since September 2021. Mr. Klabin is Chairman and CEO of Ancient, an investment holding company based in New York. He serves as executive chairman of Sotheby’s Financial Services, a leading art-based lender, and Chairman of Solairus Aviation, the largest private aircraft management company in the United States. Prior to forming Ancient in 2022, Mr. Klabin co-founded Senator Investment Group in 2008 and served as managing partner and co-chief investment officer. Mr. Klabin has served as a member of the board of directors of Supernova Partners Acquisition Co III, Ltd. since its inception in March 2021. Mr. Klabin also served as a member of the board of directors of Supernova Partners Acquisition Co II, Ltd. from March 2021 until March 2022. He is a member of the board of directors of several private companies. Additionally, Mr. Klabin serves as a Trustee of the New York Philharmonic, The Allen-Stevenson School and is a member of the Leadership Council of The Robin Hood Foundation. Mr. Klabin received a B.A. degree in English Literature from Princeton University.

Offerpad Solutions Inc. | 2022 Form 10-K | 91

We believe Mr. Klabin is well qualified to serve on our board of directors due to his significant investment and corporate finance experience.

Ryan O’Hara has served on our board of directors since September 2021. Mr. O’Hara has served as Chief Executive Officer of Home Buyers Warranty Group, a leading home warranty company, since July 2022, and as an advisor to Apollo Global Management, a global alternative investment management firm, in the technology and media sectors since January 2020. From June 2019 to December 2019, Mr. O’Hara served as the chief executive officer of Shutterfly, Inc., a public image sharing company, where he also served as a member of the board of directors from June 2019 to October 2019. Prior to Shutterfly, from January 2015 to June 2019, Mr. O’Hara served as the chief executive officer of Move Inc., a real estate listing company, which operates real estate websites including Realtor.com. Mr. O’Hara has also served as a member on the board of directors of REA Group Limited from June 2017 to April 2019. Mr. O’Hara currently serves on two public company boards of directors: Thryv Holdings, Inc., a company specializing in small business management software, and TKB Critical Technologies 1, a special purpose acquisition company. Mr. O’Hara also currently serves on the advisory council for the Stanford University Center on Longevity. Mr. O’Hara holds a B.A. in Economics from Stanford University, an M.B.A. from Harvard Business School and the Director Certificate from Harvard Business School.

We believe Mr. O’Hara is qualified to serve on our board of directors because of his significant knowledge of the technology sector and his experience serving on the board of directors of both public and private companies.

Sheryl Palmer has served on our board of directors since September 2021. Ms. Palmer has served as the president, chief executive officer and a member of the board of directors of Taylor Morrison Home Corporation (“Taylor Morrison”), a public national homebuilder and developer, since August 2007. She has also served as Taylor Morrison’s chairman of the board of directors since May 2017. Ms. Palmer brings over 30 years of cross-functional building experience to her position, including leadership in land acquisition, sales and marketing, development and operations management. Ms. Palmer previously served as a member of the board of directors and the audit and compensation committees of Interface, Inc., a leading publicly traded global manufacturer of modular carpet, and as a member of the board of directors and executive committee of HomeAid America, a national non-profit that works with the local building industry to build and renovate multi-unit shelters for homeless families. She currently serves as chairman of the board of directors for Building Talent Foundation, and as a member of the executive committee of the Joint Center for Housing Studies at Harvard University.

We believe Ms. Palmer’s over 30 years of real estate industry experience and her role as a seasoned public company director make her a valuable member of our board of directors.

Roberto Sella served as a member of the board of directors of Old OfferPad from February 2019 until September 2021, and on our board of directors since September 2021. Mr. Sella is the founder of LL Funds, an alternative asset manager and private equity fund, and has served as LL Funds’ managing partner since inception in March 2009. Mr. Sella currently serves on the board of directors of several private companies. Mr. Sella received his B.A. in Economics and Mathematics from the University of Wisconsin and M.B.A. from The Wharton School, University of Pennsylvania.

We believe Mr. Sella is qualified to serve on our board of directors because of his extensive investment experience, financial expertise and knowledge of Offerpad’s business and operations.

Information about our Executive Officers

The following details certain information about our executive officers as of February 28, 2023:

Name	Age	Position
Brian Bair	46	Chief Executive Officer and Chairman of the Board
Michael Burnett	55	Chief Financial Officer
Benjamin Aronovitch	44	Chief Legal Officer

The biography for Mr. Bair appears above under the heading “Information About Our Directors.”

Michael Burnett has served as Offerpad’s Chief Financial Officer since October 2019. Previously, Mr. Burnett served as Executive Vice President and Chief Financial Officer at AV Homes, Inc., a national homebuilder and developer, from October 2013 to October 2018. Prior to this, Mr. Burnett served as Group Vice President, Finance, Treasury and Investor Relations for JDA Software Group, Inc., a leading global software provider offering supply chain management solutions, from November 2009 to October 2013. Mr. Burnett holds a B.S. in Accounting from Miami University.

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

Offerpad Solutions Inc. | 2022 Form 10-K | 92

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

The remaining information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Offerpad Solutions Inc. | 2022 Form 10-K | 93

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(a)(3) The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Offerpad Solutions Inc. | 2022 Form 10-K | 94

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of March 17, 2021, by and among the Registrant, Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc.	10-Q	001-39641	2.1	11/10/21
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
4.1	Warrant Agreement, dated as of October 20, 2020, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-255079	4.1	8/9/21
4.2	Specimen Class A Common Stock Certificate of Offerpad Solutions Inc.	S-4	333-255079	4.2	8/9/21
4.3	Specimen Warrant Certificate	S-4	333-255079	4.4	8/9/21
4.4	Form of Pre-Funded Warrant	8-K	001-39641	4.1	2/1/23
4.5	Description of Securities	10-K	001-39641	4.4	3/7/22
10.1#	Form of Indemnity Agreement	S-4	333-255079	10.24	8/9/21
10.2	Amended and Restated Registration Rights Agreement, dated September 1, 2021	8-K/A	001-39641	10.7	9/7/21
10.3#	Offerpad Solutions 2021 Incentive Award Plan	8-K/A	001-39641	10.10	9/7/21
10.4#	Offerpad Solutions 2021 Employee Stock Purchase Plan	8-K/A	001-39641	10.11	9/7/21
10.5#	Amended and Restated OfferPad, Inc. 2016 Stock Option and Grant Plan	10-K	001-39641	10.5	3/7/22
10.6#	Form of Incentive Stock Option Agreement under the OfferPad, Inc. 2016 Stock Option and Grant Plan	S-4	333-255079	10.23(a)	8/9/21
10.7#	Offerpad Solutions Inc. Non-Employee Director Compensation Program	8-K/A	001-39641	10.22	9/7/21
10.8#	Offerpad Solutions Inc. Director Deferred Compensation Plan	10-K	001-39641	10.8	3/7/22
10.9#	Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.2	3/4/22
10.10#	Performance-Based Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.3	3/4/22
10.11#	Form of Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.4	3/4/22
10.12#	Form of Performance-Based Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.5	3/4/22
10.13#	Form of Director Deferred Cash Fee Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.6	5/4/22
10.14#	Form of Director Deferred Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.7	5/4/22
10.15#	Form of Option Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.8	5/4/22
10.16#	Employment Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.1	3/4/22
10.17#	Amended and Restated Employment Agreement, dated as of June 6, 2022, by and between Offerpad Solutions Inc. and Michael Burnett	8-K	001-39641	10.2	6/7/22
10.18#	Amended and Restated Employment Agreement, dated as of June 6, 2022, by and between Offerpad Solutions Inc. and Benjamin Aronovitch	8-K	001-39641	10.3	6/7/22
10.19+	Seventh Amended and Restated Loan and Security Agreement, dated as of December 16, 2022, by and among Offerpad (SVPBORROWER1), LLC, LL Private Lending Fund, L.P., LL Private Lending Fund II, L.P., and LL Funds, LLC	8-K	001-39641	10.1	12/22/22
10.20+	Second Amended and Restated Mezzanine Loan and Security Agreement, dated as of December 16, 2021, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.3	12/20/21
10.21	Amendment No. 1 to Second Amended and Restated Mezzanine Loan and Security Agreement, dated as of July 7, 2022, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.1	7/8/22

Offerpad Solutions Inc. | 2022 Form 10-K | 95

10.22+	Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/7/22
10.23*

Amendment No. 1 dated December 8, 2022 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.

10.24+	Credit Agreement, dated as of June 30, 2021, by and between OfferPad, Inc. and First American Title Insurance Company	S-4	333-255079	10.32	8/9/21
10.25	Amendment No. 1, dated August 12, 2021, to the Credit Agreement dated as of June 30, 2021, by and between OfferPad, Inc. and First American Title Insurance Company.	8-K/A	001-39641	10.24(a)	9/7/21
10.26+	Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent	8-K	001-39641	10.1	9/15/21
10.27+	Amendment No. 1 dated December 16, 2021, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent	8-K	001-39641	10.1	12/20/21
10.28+	Amendment No. 2 dated September 21, 2022, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent	10-Q	001-39641	10.2	11/2/22
10.29*+

Amendment No. 3 dated December 21, 2022, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent

10.30*+

Amendment No. 4 dated February 27, 2023, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent

10.31	Pre-Funded Warrants Subscription Agreement, dated January 31, 2023, by and among Offerpad Solutions Inc. and the purchasers named therein	8-K	001-39641	10.1	2/1/23
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Offerpad Solutions Inc. | 2022 Form 10-K | 96

Item 16. Form 10-K Summary.

None.

Offerpad Solutions Inc. | 2022 Form 10-K | 97

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: February 28, 2023	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2023	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Bair	Chief Executive Officer and	February 28, 2023
Brian Bair	Chairman of the Board (Principal Executive Officer)

/s/ Michael Burnett	Chief Financial Officer	February 28, 2023
Michael Burnett	(Principal Financial Officer and Principal Accounting Officer)

/s/ Katie Curnutte	Director	February 28, 2023
Katie Curnutte

/s/ Kenneth DeGiorgio	Director	February 28, 2023
Kenneth DeGiorgio

/s/ Alexander Klabin	Director	February 28, 2023
Alexander Klabin

/s/ Ryan O’Hara	Director	February 28, 2023
Ryan O’Hara

/s/ Sheryl Palmer	Director	February 28, 2023
Sheryl Palmer

/s/ Roberto Sella	Director	February 28, 2023
Roberto Sella

Offerpad Solutions Inc. | 2022 Form 10-K | 98