Form 10-Q
period 2023-03-31
Offerpad Solutions Inc.
filed 2023-05-03
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, there were 384,587,015 shares of Offerpad’s Class A common stock outstanding and 14,816,236 shares of Offerpad’s Class B common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references refer to the business and operations of Offerpad Solutions Inc. and its consolidated subsidiaries following the consummation of the business combination (the “Business Combination”) with Supernova Partners Acquisition Company, Inc. (“Supernova”) and to OfferPad, Inc. (“Old OfferPad”) and its consolidated subsidiaries prior to the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, growth, strategies, macroeconomic trends and the markets in which Offerpad operates.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		March 31,	December 31,
(in thousands, except par value per share) (Unaudited)		2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$107,733	$97,241
Restricted cash		35,214	43,058
Accounts receivable		2,404	2,350
Inventory		172,651	664,697
Prepaid expenses and other current assets		9,712	6,833
Total current assets		327,714	814,179
Property and equipment, net		5,067	5,194
Other non-current assets		5,171	5,696
TOTAL ASSETS	(1)	$337,952	$825,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$4,419	$4,647
Accrued and other current liabilities		20,771	28,252
Secured credit facilities and other debt, net		128,843	605,889
Secured credit facilities and other debt - related party		26,380	60,176
Total current liabilities		180,413	698,964
Warrant liabilities		928	539
Other long-term liabilities		3,110	3,689
Total liabilities	(2)	184,451	703,192
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 382,798 and 232,379 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively		38	23
Class B common stock, $0.0001 par value; 20,000 shares authorized; 14,816 shares issued and outstanding as of March 31, 2023 and December 31, 2022		2	2
Additional paid in capital		493,577	402,521
Accumulated deficit		(340,116)	(280,669)
Total stockholders’ equity		153,501	121,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$337,952	$825,069

________________

(1)
Our consolidated assets as of March 31, 2023 and December 31, 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $35,114 and $42,958; Accounts receivable, $1,867 and $1,841; Inventory, $172,651 and $664,697; Prepaid expenses and other current assets, $177 and $212; Total assets of $209,809 and $709,708, respectively.
(2)
Our consolidated liabilities as of March 31, 2023 and December 31, 2022 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $665 and $1,976; Accrued and other current liabilities, $1,349 and $4,408; Secured credit facilities and other debt, net, $152,692 and $666,065; Total liabilities, $154,706 and $672,449, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(in thousands, except per share data) (Unaudited)	2023	2022
Revenue	$609,579	$1,373,837
Cost of revenue	602,294	1,241,695
Gross profit	7,285	132,142
Operating expenses:
Sales, marketing and operating	42,351	69,888
General and administrative	14,479	14,657
Technology and development	2,241	3,182
Total operating expenses	59,071	87,727
(Loss) income from operations	(51,786)	44,415
Other income (expense):
Change in fair value of warrant liabilities	(389)	5,664
Interest expense	(7,432)	(7,196)
Other income, net	282	4
Total other expense	(7,539)	(1,528)
(Loss) income before income taxes	(59,325)	42,887
Income tax expense	(122)	(1,899)
Net (loss) income	$(59,447)	$40,988
Net (loss) income per share, basic	$(0.17)	$0.17
Net (loss) income per share, diluted	$(0.17)	$0.16
Weighted average common shares outstanding, basic	354,936	240,120
Weighted average common shares outstanding, diluted	354,936	259,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	247,195	$25	$402,521	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	194	—	49	—	49
Issuance of common stock upon vesting of restricted stock units	206	—	(48)	—	(48)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	150,019	15	(4)	—	11
Stock-based compensation expense	—	—	1,843	—	1,843
Net loss	—	—	—	(59,447)	(59,447)
Balance at March 31, 2023	397,614	$40	$493,577	$(340,116)	$153,501

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	238,970	$24	$389,601	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	5,823	1	3,241	—	3,242
Stock-based compensation expense	—	—	1,628	—	1,628
Net income	—	—	—	40,988	40,988
Balance at March 31, 2022	244,793	$25	$394,470	$(91,068)	$303,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
($ in thousands) (Unaudited)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(59,447)	$40,988
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	202	119
Amortization of debt financing costs	894	717
Inventory valuation adjustment	7,285	981
Stock-based compensation	1,843	1,628
Change in fair value of warrant liabilities	389	(5,664)
Change in fair value of derivative instrument	568	—
Changes in operating assets and liabilities:
Accounts receivable	(54)	(15,631)
Inventory	484,761	260,079
Prepaid expenses and other assets	(1,710)	(2,488)
Accounts payable	(228)	2,238
Accrued and other liabilities	(8,060)	(3,140)
Net cash provided by operating activities	426,443	279,827
Cash flows from investing activities:
Purchases of property and equipment	(75)	(381)
Purchase of derivative instrument	(1,212)	—
Net cash used in investing activities	(1,287)	(381)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	186,391	892,836
Repayments of credit facilities and other debt	(700,635)	(1,134,164)
Payment of debt financing costs	(23)	(35)
Borrowings from warehouse lending facility	8,188	—
Repayments of warehouse lending facility	(5,657)	—
Proceeds from issuance of pre-funded warrants	90,000	—
Proceeds from exercise of pre-funded warrants	11	—
Issuance cost of pre-funded warrants	(784)	—
Proceeds from exercise of stock options	49	3,242
Payments for taxes related to stock-based awards	(48)	—
Net cash used in financing activities	(422,508)	(238,121)
Net change in cash, cash equivalents and restricted cash	2,648	41,325
Cash, cash equivalents and restricted cash, beginning of period	140,299	194,433
Cash, cash equivalents and restricted cash, end of period	$142,947	$235,758
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$107,733	$198,167
Restricted cash	35,214	37,591
Total cash, cash equivalents and restricted cash	$142,947	$235,758
Supplemental disclosure of cash flow information:
Cash payments for interest	$11,064	$10,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operated in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of March 31, 2023.

Basis of Presentation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to GAAP and SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on February 28, 2023.

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

The Company reviews inventory for valuation adjustments on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of inventory may not be recoverable. The Company evaluates inventory for indicators that net realizable value is lower than cost at the individual home level. The Company generally considers multiple factors in determining net realizable value for each home, including recent comparable home sale transactions in the specific area where the home is located, the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, the impact of national, regional or local economic conditions and expected selling costs. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as an inventory valuation adjustment in cost of revenue and the related inventory is adjusted to its net realizable value.

For individual homes or portfolios of homes under contract to sell as of the inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in the Company’s

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pricing assumptions may lead to a change in the outcome of the inventory valuation analysis, and actual results may differ from the Company’s assumptions.

During the three months ended March 31, 2023 and 2022, the Company recorded inventory valuation adjustments of $7.3 million and $1.0 million, respectively, the majority of which is associated with homes under contract to sell as of the respective period end dates. Refer to Note 3. Inventory, for further details.

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage risks related to its ongoing business operations. The Company’s derivative financial instruments are not designated as hedging instruments, but rather, are used as economic hedges to manage risks that are principally associated with interest rate fluctuations. The Company records these derivatives that are not designated as accounting hedges at fair value in Prepaid expenses and other current assets in the condensed consolidated balance sheets, and changes in fair value are recognized in Other income, net in the condensed consolidated statements of operations.

Refer to Note 4. Derivative Financial Instruments, for further details.

Recent Accounting Standards

The Company has adopted all applicable accounting standards that are in effect as of March 31, 2023. The Company does not believe that there are any other new accounting standards that have been issued, but not yet adopted that might have a material impact on its condensed consolidated financial statements.

Note 2. Business Combination

On September 1, 2021, the Company was formed through a business combination (the “Business Combination”) with Supernova Partners Acquisition Company, Inc. (“Supernova”). In connection with the closing of the Business Combination, Supernova changed its name to Offerpad Solutions Inc.

At the closing of the Business Combination, each share of common stock and preferred stock of Old Offerpad that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the merger agreement) was cancelled and converted into the right to receive approximately 7.533 shares (the “Exchange Ratio”) of Offerpad Solutions Inc. common stock.

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

Upon the closing of the Business Combination, Offerpad Solutions received total gross proceeds of $284.0 million. Total transaction costs were $51.2 million, which principally consisted of advisory, legal and other professional fees.

Note 3. Inventory

The components of inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2023	2022
Homes preparing for and under renovation	$38,870	$54,499
Homes listed for sale	40,703	440,862
Homes under contract to sell	93,078	169,336
Inventory	$172,651	$664,697

Note 4. Derivative Financial Instruments

During March 2023, the Company entered into a derivative arrangement pursuant to which the Company paid $1.2 million to acquire options on U.S. Treasury futures. These options provide the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future. The majority of the options mature in June 2023, with the remainder of the options maturing in September 2023.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 9

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recorded the $1.2 million premium paid for the derivative instrument as a derivative asset on the date the derivative arrangement was executed. As of March 31, 2023, the fair value of the derivative instrument was $0.6 million. The $0.6 million change in fair value of the derivative instrument between the initial recognition date and March 31, 2023 is recorded in Other income, net in the condensed consolidated statements of operations during the three months ended March 31, 2023. As of March 31, 2023, the gross notional amount of the outstanding derivative instrument was $176.3 million.

Note 5. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2023	2022
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,130	1,087
Office equipment and furniture	877	736
Software systems	386	386
Computers and equipment	265	265
Construction in progress	27	136
Property and equipment, gross	7,760	7,685
Less: accumulated depreciation	(2,693)	(2,491)
Property and equipment, net	$5,067	$5,194

Depreciation expense totaled $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, operating lease costs were $0.6 million and $0.4 million, respectively, and variable and short-term lease costs were less than $0.1 million and $0.1 million, respectively.

During the three months ended March 31, 2023 and 2022, cash payments for amounts included in the measurement of operating lease liabilities were $0.6 million and $0.4 million, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the three months ended March 31, 2023, and $1.3 million during the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 2.5 years and 2.7 years, respectively, and a weighted-average discount rate of 4.3% and 4.2%, respectively.

The Company’s operating lease liability maturities as of March 31, 2023 are as follows:

($ in thousands)
Remainder of 2023	$1,851
2024	2,373
2025	1,103
2026	269
2027	79
2028	—
Thereafter	—
Total future lease payments	5,675
Less: Imputed interest	(274)
Total lease liabilities	$5,401

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		March 31,	December 31,
($ in thousands)	Financial Statement Line Items	2023	2022
Right-of-use assets	Other non-current assets	$4,945	$5,459
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,291	2,264
Non-current liabilities	Other long-term liabilities	3,110	3,689
Total lease liabilities		$5,401	$5,953

Note 7. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2023	2022
Payroll and other employee related expenses	$4,273	$10,670
Marketing	3,715	4,161
Operating lease liabilities	2,291	2,264
Home renovation	1,980	3,168
Interest	1,317	4,360
Legal and professional obligations	1,022	1,035
Other	6,173	2,594
Accrued and other current liabilities	$20,771	$28,252

The Company incurred advertising expenses of $8.0 million and $14.7 million during the three months ended March 31, 2023 and 2022, respectively.

Other long-term liabilities as of March 31, 2023 and December 31, 2022 consist of the non-current portion of our operating lease liabilities.

Note 8. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2023	2022
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$79,519	$471,860
Senior secured credit facility with a related party	5,630	17,398
Senior secured debt - other	43,393	89,024
Mezzanine secured credit facilities with third-party lenders	9,680	49,626
Mezzanine secured credit facilities with a related party	18,219	42,778
Warehouse lending facility with a related party	2,531	—
Debt issuance costs	(3,749)	(4,621)
Total credit facilities and other debt, net	155,223	666,065
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	128,843	605,889
Total credit facilities and other debt - related party	26,380	60,176
Total credit facilities and other debt, net	$155,223	$666,065

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of March 31, 2023, the Company had total borrowing capacity of $1,482.5 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $597.5 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Financial institution 1	$200,000	$200,000	$400,000	$36,858	7.39%	June 2024	June 2024
Financial institution 2	100,000	100,000	200,000	27,634	7.00%	September 2023	March 2024
Financial institution 3	125,000	375,000	500,000	15,027	7.08%	December 2023	December 2023
Related party	50,000	25,000	75,000	5,630	9.46%	March 2024	September 2024
Senior secured credit facilities	$475,000	$700,000	$1,175,000	$85,149

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Financial institution 1	$300,000	$300,000	$600,000	$228,823	4.74%
Financial institution 2	200,000	200,000	400,000	123,478	4.11%
Financial institution 3	125,000	375,000	500,000	119,559	4.48%
Related party	50,000	25,000	75,000	17,398	6.46%
Senior secured credit facilities	$675,000	$900,000	$1,575,000	$489,258

As of March 31, 2023, the Company had four senior secured credit facilities, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$6,438	11.00%	June 2024	June 2024
Third-party lender 1	22,500	22,500	45,000	5,533	12.50%	September 2023	March 2024
Third-party lender 2	—	112,500	112,500	4,147	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	11,781	13.00%	March 2024	September 2024
Mezzanine secured credit facilities	$122,500	$185,000	$307,500	$27,899

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$65,000	$32,500	$97,500	$38,937	11.00%
Third-party lender 1	45,000	45,000	90,000	31,239	9.55%
Third-party lender 2	18,387	94,113	112,500	18,387	9.50%
Related party facility 2	35,000	17,500	52,500	3,841	11.05%
Mezzanine secured credit facilities	$163,387	$189,113	$352,500	$92,404

As of March 31, 2023, the Company had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

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

Maturities

As of March 31, 2023, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

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

As of March 31, 2023, the Company was in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Secured Debt - Other

As of March 31, 2023, the Company has borrowing arrangements with two separate third-party lenders to support purchases of real estate inventory. Borrowings under each of these arrangements accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by arrangement. As of March 31, 2023 and December 31, 2022, the weighted-average interest rates under the Company’s other senior secured debt were 9.41% and 7.23%, respectively.

Warehouse Lending Facility with a Related Party

The Company has a warehouse lending facility with a related party that is used to fund mortgage loans the Company originates and then sells to third-party mortgage servicers. As of March 31, 2023, the outstanding balance on the warehouse lending facility was $2.5 million. Refer to Note 16. Related-Party Transactions for further details.

Note 9. Warrant Liabilities

In connection with the Business Combination, the Company assumed 13.4 million public warrants and 6.7 million private placement warrants, both of which were previously issued by Supernova. Further, upon the closing of the Business Combination, an additional 1.7 million private placement warrants were issued. As such, as of September 1, 2021, the Company had outstanding warrants to purchase an aggregate of up to 21.8 million shares of Offerpad Solutions Class A common stock.

During 2022, a private placement warrant holder elected to transfer 1.8 million private placement warrants. Further, during the three months ended March 31, 2023, an additional private placement warrant holder elected to transfer 0.8 million private placement warrants. Upon each of these transfers, the warrants were converted into public warrants pursuant to the terms of the Warrant Agreement. Accordingly, as of March 31, 2023, the Company had 16.1 million outstanding public warrants and 5.7 million outstanding private placement warrants, both of which are accounted for as liabilities.

During January 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors an aggregate of 160.7 million pre-funded warrants to purchase shares of the Company’s Class A common stock. Refer to Note 11. Stockholders’ Equity for further details regarding these pre-funded warrants.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 14

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instrument	$644	$—	$—
Liabilities
Public warrant liabilities	$643	$—	$—
Private placement warrant liabilities	$—	$—	$285

As of December 31, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$343	$—	$—
Private placement warrant liabilities	$—	$—	$196

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Financial Instrument

The fair value of the Company’s options on U.S. Treasury futures is determined based on the quoted market price of such options on the valuation date.

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $0.3 million and ($3.5) million during the three months ended March 31, 2023 and 2022, respectively. These changes are recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$196	$9,705
Change in fair value of private placement warrants included in net (loss) income	89	(2,175)
Ending balance	$285	$7,530

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 2,370,000,000 shares, which includes Class A common stock, Class B common stock, Class C common stock and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, our Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “OPAD” and “OPAD WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share.

During January 2023, we entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which we sold and issued to the Investors an aggregate of 160.7 million pre-funded warrants (the “Pre-funded Warrants”) to purchase shares of our Class A Common Stock. Each Pre-funded Warrant was sold at a price of $0.5599 per Pre-funded Warrant and has an initial exercise price of $0.0001 per Pre-funded Warrant, subject to certain customary anti-dilution adjustment provisions. The exercise price for the Pre-funded Warrants can be paid in cash or on a cashless basis, and the Pre-funded Warrants have no expiration date. The aggregate gross proceeds to us was approximately $90.0 million, which is being used for general corporate purposes, including working capital.

The Pre-funded Warrants became exercisable during March 2023. During the three months ended March 31, 2023, 150.0 million Pre-funded Warrants were exercised, upon which, 150.0 million shares of our Class A common stock were issued. As of March 31, 2023, there were 10.7 million Pre-funded Warrants outstanding, which are classified in stockholders’ equity.

As of March 31, 2023, we had 382,798,156 shares of Class A common stock issued and outstanding.

In addition to the Pre-funded Warrants, we have outstanding private and public warrants to purchase shares of Offerpad Solutions Class A common stock. Refer to Note 9. Warrant Liabilities.

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

During the three months ended March 31, 2023, Mr. Bair notified the Company’s Board of Directors that he will convert all shares of Class B common stock beneficially owned by him to shares of Class A common stock immediately following the conclusion of the Company’s 2023 annual meeting of stockholders, which is scheduled to occur on June 8, 2023. Following this conversion, no shares of Class B common stock will remain outstanding.

Further, as described in our definitive proxy statement filed with the SEC on April 24, 2023, at the Company’s 2023 annual meeting of stockholders, the Company’s stockholders will vote on a proposed amendment to the Company’s certificate of incorporation to eliminate the authorization of and references to Class B common stock in the certificate of incorporation.

As of March 31, 2023, we had 14,816,236 shares of Class B common stock issued and outstanding.

Class C Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 250,000,000 shares of Class C common stock, par value $0.0001 per share. Our Class C common stock will entitle its holder to have substantially the same rights as Class A common stock, except it will not have any voting rights.

As of March 31, 2023, there were no shares of Class C common stock issued and outstanding.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As described in our definitive proxy statement filed with the SEC on April 24, 2023, at the Company’s 2023 annual meeting of stockholders, the Company’s stockholders will vote on a proposed amendment to the Company’s certificate of incorporation to eliminate the authorization of and references to Class C common stock in the certificate of incorporation.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2023, there were no shares of preferred stock issued and outstanding.

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

2021 Equity Incentive Plans

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s board of directors. As of March 31, 2023, the Company has granted stock options, restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) under the 2021 Plan.

In connection with the close of the Business Combination, our board of directors adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”). There are 2,633,322 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s board of directors; provided that, no more than 50,000,000 shares of Class A common stock may be issued under the ESPP. As of March 31, 2023, no shares have been issued under the ESPP.

Stock Options

The Company did not grant any stock option awards during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company granted stock option awards with a service vesting condition that is generally four years. The assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the three months ended March 31, 2022 are as follows:

Expected term (in years)	6.25
Risk-free interest rate	1.63%
Expected volatility	57.8%
Dividend yield	—
Fair value on grant date	$5.11

The following summarizes stock option activity during the three months ended March 31, 2023:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	17,727	$1.02	5.82	$953
Granted	—	—
Exercised	(194)	0.25
Forfeited, canceled or expired	(419)	2.69
Outstanding as of March 31, 2023	17,114	0.99	5.42	1,155
Exercisable as of March 31, 2023	14,473	0.79	4.98	1,155
Vested and expected to vest as of March 31, 2023	17,114	0.99	5.42	1,155

The total intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $27.8 million, respectively.

The weighted-average grant date fair value per option granted during the three months ended March 31, 2022 was $2.83. No stock options were granted in during the three months ended March 31, 2023.

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to unvested stock options of $2.6 million. This expense is expected to be recognized over a weighted average period of 1.72 years. The fair value of stock options that vested during the three months ended March 31, 2023 and 2022 were $0.7 million and $0.5 million, respectively.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted RSU awards with service vesting conditions to non-employee members of our board of directors.

During the three months ended March 31, 2022, the Company granted RSUs with service vesting conditions to employees and non-employee members of our board of directors. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our board of directors generally ranges from three months to three years, subject to continued service on the board of directors.

The following summarizes RSU award activity during the three months ended March 31, 2023:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,965	$4.73
Granted	149	0.53
Vested and settled	(290)	5.10
Forfeited	(104)	5.04
Outstanding as of March 31, 2023	1,720	4.28

As of March 31, 2023, 0.5 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our board of directors to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of March 31, 2023, the Company had $4.9 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.55 years. The fair value of RSUs that vested and settled during the three months ended March 31, 2023 was $1.6 million. No RSU awards were vested and settled during the three months ended March 31, 2022.

Performance-Based Restricted Stock Units

The Company did not grant any PSUs during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company granted PSUs which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of pre-determined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the three months ended March 31, 2022 are as follows:

Risk-free interest rate	1.47%
Expected stock price volatility	60.0%
Expected dividend yield	0.0%
Fair value on grant date	$5.11

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes PSU award activity during the three months ended March 31, 2023:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,940	$4.72
Granted	—	—
Vested	—	—
Forfeited	(32)	4.72
Outstanding as of March 31, 2023	1,908	4.72

As of March 31, 2023, the Company had $5.8 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 1.92 years.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Sales, marketing and operating	$328	$348
General and administrative	1,444	1,139
Technology and development	71	141
Stock-based compensation expense	$1,843	$1,628

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2023	2022
Assets
Restricted cash	$35,114	$42,958
Accounts receivable	1,867	1,841
Inventory	172,651	664,697
Prepaid expenses and other current assets	177	212
Total assets	$209,809	$709,708
Liabilities
Accounts payable	$665	$1,976
Accrued and other current liabilities	1,349	4,408
Secured credit facilities and other debt, net	152,692	666,065
Total liabilities	$154,706	$672,449

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 21

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net (loss) income	$(59,447)	$40,988
Denominator:
Weighted average common shares outstanding, basic	354,936	240,120
Dilutive effect of stock options (1)	—	19,487
Dilutive effect of restricted stock units	—	—
Weighted average common shares outstanding, diluted	354,936	259,607
Net (loss) income per share, basic	$(0.17)	$0.17
Net (loss) income per share, diluted	$(0.17)	$0.16
Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive stock options (1)	16,012	949
Anti-dilutive restricted stock units (1)	1,220	1,710
Anti-dilutive performance-based restricted stock units	1,908	2,115
Anti-dilutive warrants issued in connection with Business Combination	21,783	21,783

(1) Due to the net loss during the three months ended March 31, 2023, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of $0.1 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was (0.2)% and 4.4% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate during the three months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes. The valuation allowance recorded against our net deferred tax assets was $82.0 million as of March 31, 2023.

As of March 31, 2023, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16. Related-Party Transactions

LL Credit Facilities

As of March 31, 2023, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities:

	As of March 31, 2023		As of December 31, 2022
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$75,000	$5,630	$75,000	$17,398
Mezzanine secured credit facilities with a related party	$150,000	$18,219	$150,000	$42,778

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our board of directors and holds more than 5% of our Class A common stock, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $75.0 million and $52.5 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 8. Credit Facilities and Other Debt, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $97.5 million. Refer to Note 8. Credit Facilities and Other Debt, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

We paid interest for borrowings under the LL facilities of $1.5 million and $3.0 million during the three months ended March 31, 2023 and 2022, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s board of directors, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $2.7 million and $5.7 million during the three months ended March 31, 2023 and 2022, respectively, for its services, inclusive of the fees for property data services.

Pre-Funded Warrants

During the three months ended March 31, 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors an aggregate of 160,742,959 pre-funded warrants to purchase shares of the Company’s Class A common stock. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 11. Stockholders’ Equity, for further details.

Warehouse Lending Facility with FirstFunding, Inc.

During July 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originates and then sells to third-party mortgage servicers. The committed amount under the facility is $15.0 million and OPHL pays certain customary and ordinary course fees to FirstFunding under the facility, including a funding fee per loan and interest. As of March 31, 2023, there was $2.5 million outstanding under the facility and amounts paid under the facility were immaterial during the three months ended March 31, 2023.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 23

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during each of the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Mr. Bair’s brother 1	$369	$303
Mr. Bair’s brother 2	348	286
Mr. Bair’s sister-in-law	51	30
	$768	$619

During the three months ended March 31, 2023, the Company did not grant any equity awards to Mr. Bair’s brothers and Mr. Bair’s sister-in-law.

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

Note 17. Commitments and Contingencies

Homes Purchase Commitments

As of March 31, 2023, the Company was under contract to purchase 188 homes for an aggregate purchase price of $46.1 million.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 6. Leases, for further details.

Note 18. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the condensed consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.

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

Overview

Our Business

Offerpad is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. Since our founding in 2015, we have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $10.0 billion of aggregate revenue through March 31, 2023.

We are headquartered in Chandler, Arizona and operated in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of March 31, 2023. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

Current Economic Conditions and Health of the U.S. Residential Real Estate Industry

Our business and operating results are impacted by the general economic conditions and the health of the U.S. residential real estate industry, particularly the single-family home resale market. Our business model depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects substantially all of the ways that we generate revenue, including our ability to acquire new homes and generate associated fees, and our ability to sell homes that we own.

During the first quarter of 2023, the residential real estate market conditions were significantly more challenging compared to the first quarter of 2022, as the combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns that impacted consumer budgets and confidence throughout the second half of 2022 continued to impact consumer demand for residential real estate. These macroeconomic factors continued to negatively impact housing affordability and homebuyer sentiment, causing many prospective customers to delay their homebuying decisions.

These turbulent residential real estate market conditions continued to significantly impact our operating results during the first quarter of 2023. Our revenue decreased by $764.3 million, or 55.6% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 driven by a 55% reduction in homes sold. Further, during the first quarter of 2023, we experienced an increase in the average period of time our homes are being held in inventory, causing an increase in holding costs and downward pressure on sales prices and margins.

Although certain macroeconomic conditions have begun to show early signs of stabilization, including the mortgage interest rate environment, we expect interest rate and economic uncertainties as well as affordability pressures to continue to negatively impact consumer demand for residential real estate during the second quarter of 2023. Further, if these macroeconomic trends continue for an extended period of time, we expect these factors will continue to negatively impact housing affordability and homebuyer sentiment, and result in a decline in the demand for our homes and the services offered by our platform, which could materially impact our financial condition and results of operations.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 25

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

As described in our definitive proxy statement filed with the SEC on April 24, 2023, at the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders will vote on a proposed amendment to the Company’s certificate of incorporation to effect a reverse stock split of all of the Company’s outstanding shares of Class A Common Stock and Class B Common Stock at a ratio ranging from any whole number between 1-for-10 and 1-for-60, with the exact ratio within such range to be determined by the Board in its discretion.

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below.

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

Expansion into New Markets

Since our launch in 2015 and through December 31, 2022, we expanded into 28 markets, which covered roughly 24% of the 5.6 million homes sold in the United States in 2022. Given this market coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our listing service product, we believe a significant portion of the total addressable market is serviceable with our business model.

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

Given the recent volatility in the residential real estate market conditions, we did not expand into any new markets during the first quarter of 2023 and we currently do not anticipate expanding into any new markets in the second quarter of 2023.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 26

Ancillary Products and Services

Core to our long-term strategy is a suite of offerings to meet the unique needs of our customers. As such, we view adding both additional products and services as well as additional product specific features as critical to supporting this strategy. We aim to deliver our offerings to customers in a smooth, efficient, digital driven platform, focused on transparency and ease of use. The primary goal is to be able to offer multiple services tied to the core real estate transaction, allowing customers to bundle and save. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, moving services, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our cash offering service that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

Below is a summary of our current ancillary products and services:

•
Concierge Listing Service: While partnering with Offerpad, the customer may have access to complementary list-ready services to prepare their home for market, such as carpet cleaning, landscape and pool maintenance, and handyman services. Customers also have the ability to utilize Offerpad’s renovation advance program to complete strategic upgrades to maximize the resale value of the home.
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

Expand relationships with home buyers

We continue to pursue opportunities that enable us to grow our service offerings, and have recently begun offering a program that allows investors and single-family rental companies an opportunity to purchase homes directly from the homeowner, matching investors with sellers. We expect this program will allow us to help more homeowners sell their home, while also expanding our ability to reach more customers.

Unit Economics

We view Contribution Margin and Contribution Margin after Interest (see “—Non-GAAP Financial Measures”) as key performance indicators for unit economic performance, which are currently primarily driven by our cash offer transactions. Future financial performance improvements are expected to be driven by expanding unit level margins through initiatives such as:

•
Continued optimization of acquisition, renovation, and resale processes, as we increase our market penetration in existing markets;
•
Effectively increasing our listing service business alongside the cash offer business, optimizing customer engagement and increasing conversion of requests for home purchases; and
•
Introducing and scaling additional ancillary services to complement our core cash offer and listing service products.

Operating Leverage

We utilize our technology and product teams to design systems and workflows to make our operations teams more efficient and able to support and scale with the business. Many positions are considered volume based, and as our business grows, we focus on developing more automation tools to gain additional leverage. Additionally, in periods when our business is growing, we expect to be able to gain operating leverage on portions of our cost structure that are more fixed in nature as opposed to purely variable. These types of costs include general and administrative expenses and certain marketing and information technology expenses, which grow at a slower pace than proportional to revenue growth.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 27

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

Risk Management

Our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relist the home so that it sells at a profit and in a relatively short period of time. We have invested significant resources into our underwriting and asset management systems. Our real estate operations team, including our pricing team, together with our software engineering and data science teams are responsible for underwriting accuracy, portfolio health, and workflow optimization. Our underwriting tools are constantly updated with inputs from third-party data sources, proprietary data sources as well as internal data to adjust to the latest market conditions. This allows us to assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to mitigate our risk exposure. Further, our listed homes are in market-ready and move-in ready condition following the repairs and renovations we conduct.

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, our average inventory holding period of homes sold improved from 138 days in 2016 to 76 days during 2021, which was primarily due to the favorable housing market conditions across our markets in 2021.

The combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns that impacted consumer budgets and confidence throughout the second half of 2022 continued to negatively impact consumer demand for residential real estate during the first quarter of 2023. Given our focus on risk management, and in response to this softening consumer demand which began during the second half of 2022, we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current market conditions, and continued to adjust pricing on our inventory to reflect market level trends in second half of 2022 and throughout the first quarter of 2023. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall inventory growth. This, in turn, led to the average holding period of homes sold increasing to 101 days during 2022, which is consistent with our expected average inventory holding period and our historical norm, and further temporarily increased to 185 days during the first quarter of 2023 as we sold through our aged inventory. As our overall inventory mix continues to shift and includes a greater composition of newer acquired homes, our average inventory holding period generally decreases. As a result, we anticipate our average inventory holding period will decline in the second quarter of 2023.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 28

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

Adjusted Gross Profit / Margin

We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) net inventory valuation adjustment plus (2) interest expense associated with homes sold in the presented period and recorded in cost of revenue. Net inventory valuation adjustment is calculated by adding back the inventory valuation adjustment charges recorded during the period on homes that remain in inventory at period end and subtracting the inventory valuation adjustment charges recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue.

We view this metric as an important measure of business performance, as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess performance across the key phases of processing a home (acquisitions, renovations, and resale) for a specific resale cohort.

Contribution Profit / Margin

We calculate Contribution Profit as Adjusted Gross Profit, minus (1) direct selling costs incurred on homes sold during the presented period, minus (2) holding costs incurred in the current period on homes sold during the period recorded in sales, marketing, and operating, minus (3) holding costs incurred in prior periods on homes sold in the current period recorded in sales, marketing, and operating, plus (4) other income, net which is primarily composed of interest income earned on our cash and cash equivalents and fair value adjustments of derivative financial instruments. The composition of our holding costs is described in the footnotes to the reconciliation table below. We define Contribution Margin as Contribution Profit as a percentage of revenue.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 29

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages and homes sold, unaudited)	2023	2022
Gross profit (GAAP)	$7,285	$132,142
Gross margin	1.2%	9.6%
Homes sold	1,609	3,602
Gross profit per home sold	$4.5	$36.7
Adjustments:
Inventory valuation adjustment - current period (1)	7,285	434
Inventory valuation adjustment - prior period (2)	(51,515)	(1,114)
Interest expense capitalized (3)	4,677	4,278
Adjusted gross (loss) profit	$(32,268)	$135,740
Adjusted gross margin	(5.3)%	9.9%
Adjustments:
Direct selling costs (4)	(18,061)	(31,854)
Holding costs on sales - current period (5)(6)	(1,248)	(1,991)
Holding costs on sales - prior period (5)(7)	(1,886)	(819)
Other income, net (8)	282	4
Contribution (loss) profit	$(53,181)	$101,080
Contribution margin	(8.7)%	7.4%
Homes sold	1,609	3,602
Contribution (loss) profit per home sold	$(33.1)	$28.1
Adjustments:
Interest expense capitalized (3)	(4,677)	(4,278)
Interest expense on homes sold - current period (9)	(5,498)	(5,312)
Interest expense on homes sold - prior period (10)	(12,032)	(3,443)
Contribution (loss) profit after interest	$(75,388)	$88,047
Contribution margin after interest	(12.4)%	6.4%
Homes sold	1,609	3,602
Contribution (loss) profit after interest per home sold	$(46.9)	$24.4
(1)
Inventory valuation adjustment – current period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(2)
Inventory valuation adjustment – prior period is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
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
(8)
Other income, net principally represents interest income earned on our cash and cash equivalents and fair value adjustments of derivative financial instruments.
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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 30

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages, unaudited)	2023	2022
Net (loss) income (GAAP)	$(59,447)	$40,988
Change in fair value of warrant liabilities	389	(5,664)
Adjusted net (loss) income	$(59,058)	$35,324
Adjusted net (loss) income margin	(9.7)%	2.6%
Adjustments:
Interest expense	7,432	7,196
Amortization of capitalized interest (1)	4,677	4,278
Income tax expense	122	1,899
Depreciation and amortization	202	119
Amortization of stock-based compensation	1,843	1,628
Adjusted EBITDA	$(44,782)	$50,444
Adjusted EBITDA margin	(7.3)%	3.7%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
					% of Revenue
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022
Revenue	$609,579	$1,373,837	$(764,258)	(55.6)%	100.0%	100.0%
Cost of revenue	602,294	1,241,695	(639,401)	(51.5)%	98.8%	90.4%
Gross profit	7,285	132,142	(124,857)	(94.5)%	1.2%	9.6%
Operating expenses:
Sales, marketing and operating	42,351	69,888	(27,537)	(39.4)%	6.9%	5.1%
General and administrative	14,479	14,657	(178)	(1.2)%	2.4%	1.1%
Technology and development	2,241	3,182	(941)	(29.6)%	0.4%	0.2%
Total operating expenses	59,071	87,727	(28,656)	(32.7)%	9.7%	6.4%
(Loss) income from operations	(51,786)	44,415	(96,201)	(216.6)%	(8.5)%	3.2%
Other income (expense):
Change in fair value of warrant liabilities	(389)	5,664	(6,053)	(106.9)%	(0.1)%	0.4%
Interest expense	(7,432)	(7,196)	(236)	3.3%	(1.2)%	(0.5)%
Other income, net	282	4	278	*	0.1%	0.0%
Total other expense	(7,539)	(1,528)	(6,011)	393.4%	(1.2)%	(0.1)%
(Loss) income before income taxes	(59,325)	42,887	(102,212)	(238.3)%	(9.7)%	3.1%
Income tax expense	(122)	(1,899)	1,777	(93.6)%	(0.1)%	(0.1)%
Net (loss) income	$(59,447)	$40,988	$(100,435)	(245.0)%	(9.8)%	3.0%

* Not meaningful

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 31

Revenue

Revenue decreased by $764.3 million, or 55.6%, to $609.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to lower sales volumes and a slightly lower average sales price. We sold 1,609 homes during the three months ended March 31, 2023 compared to 3,602 homes during the three months ended March 31, 2022, representing a decrease of 55%. Additionally, the average resale home price decreased slightly from $381,000 in the three months ended March 31, 2022 to $379,000 in the three months ended March 31, 2023. These decreases were the result of the considerable softening in consumer demand for residential real estate during the three months ended March 31, 2023 as compared to the strong residential real estate market conditions during the three months ended March 31, 2022, in addition to our significant reduction in home acquisition pace to allow us to manage overall inventory growth during the second half of 2022 and throughout the first quarter of 2023.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $639.4 million, or 51.5%, to $602.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily attributable to lower sales volumes, which was partially offset by a higher average home acquisition price.

Gross profit margin was 1.2% for the three months ended March 31, 2023 compared to 9.6% for the three months ended March 31, 2022. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to the impact of the considerable softening in consumer demand for residential real estate, which began during the second half of 2022 and continued through the first quarter of 2023, as the combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns impacted consumer budgets and confidence throughout the second half of 2022 and into the first quarter of 2023. This, in turn, also resulted in an increase in the average period of time our homes are being held in inventory. Additionally, we recorded inventory valuation adjustments of $7.3 million during the three months ended March 31, 2023 as a result of the softening consumer demand for residential real estate, causing the net realizable value for certain homes in inventory to be lower than their respective cost, as compared to $1.0 million of inventory valuation adjustments during the three months ended March 31, 2022.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $27.5 million, or 39.4%, to $42.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This represented an increase as a percentage of revenue of 180 basis points to 6.9%. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold, and lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate. Additionally, advertising expense decreased by $6.7 million as we reduced marketing efforts in the first quarter of 2023 in response to the softening consumer demand for residential real estate. The increase as a percentage of revenue was primarily due to the significant decrease in revenue outpacing our cost reduction efforts.

General and Administrative

General and administrative expense decreased by $0.2 million, or 1.2%, to $14.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This represented an increase as a percentage of revenue of 130 basis points to 2.4%. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate, and decreased insurance costs. This decrease in expense was partially offset by an increase in fees associated with our credit facilities and overall inflationary increases. The increase as a percentage of revenue was primarily due to the significant decrease in revenue outpacing our cost reduction efforts.

Technology and Development

Technology and development expense decreased by $0.9 million, or 29.6%, to $2.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This represented an increase as a percentage of revenue of 20 basis points. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 32

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2023 and 2022 represents a $0.4 million loss and $5.7 million gain, respectively, that were recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense increased by $0.2 million, or 3.3%, to $7.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in expense was primarily attributable to a 4.38% increase in the weighted average variable interest rates associated with our senior secured credit facilities, which was partially offset by a $452.8 million decrease in the average outstanding balance of these senior credit facilities, from $740.0 million during the three months ended March 31, 2022 to $287.2 million during the three months ended March 31, 2023.

Other Income, Net

Other income during the three months ended March 31, 2023 principally represents interest income earned on our cash and cash equivalents, which is partially offset by the loss that was recorded as a result of the fair value adjustment of the derivative financial instrument that was entered into during March 2023 to manage risks that are principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of $0.1 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively, and our effective tax rate was (0.2)% and 4.4% for the respective periods. Our effective tax rate during the three months ended March 31, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, changes in the fair value of warrant liabilities and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of March 31, 2023, we had cash and cash equivalents of $107.7 million and had a total undrawn borrowing capacity of $1,369.5 million, $488.6 million of which is committed and $880.9 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three months ended March 31, 2023, and may incur additional losses in the future. We continued to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we increase penetration in our existing markets.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets, rising interest rates and softening consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Pre-Funded Warrants

During January 2023, we entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which we sold and issued to the Investors an aggregate of 160.7 million pre-funded warrants (the “Pre-funded Warrants”) to purchase shares of our Class A Common Stock. Each Pre-funded Warrant was sold at a price of $0.5599 per Pre-funded Warrant and has an initial exercise price of $0.0001 per Pre-funded Warrant, subject to certain customary anti-dilution adjustment provisions. The exercise price for the Pre-funded Warrants can be paid in cash or on a cashless basis, and the Pre-funded Warrants have no expiration date. The aggregate gross proceeds to us was approximately $90.0 million, which is being used for general corporate purposes, including working capital. The Investors included Brian Bair, our founder, chief

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 33

executive officer and chairman of our board of directors; Roberto Sella, a member of our board of directors; First American Financial Corporation (“First American”), a holder of more than 10% of our outstanding Class A Common Stock; and Kenneth DeGiorgio, a member of our board of directors and chief executive officer of First American.

The Pre-funded Warrants became exercisable during March 2023. During the three months ended March 31, 2023, 150.0 million Pre-funded Warrants were exercised, upon which, 150.0 million shares of our Class A common stock were issued. As of March 31, 2023, there were 10.7 million Pre-funded Warrants outstanding.

Financing Activities

Our financing activities primarily include borrowing under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity (including the issuance of Pre-funded Warrants, as discussed above). Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Financial institution 1	$200,000	$200,000	$400,000	$36,858	7.39%	June 2024	June 2024
Financial institution 2	100,000	100,000	200,000	27,634	7.00%	September 2023	March 2024
Financial institution 3	125,000	375,000	500,000	15,027	7.08%	December 2023	December 2023
Related party	50,000	25,000	75,000	5,630	9.46%	March 2024	September 2024
Senior secured credit facilities	$475,000	$700,000	$1,175,000	$85,149

As of March 31, 2023, we had four senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, three with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 34

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$6,438	11.00%	June 2024	June 2024
Third-party lender 1	22,500	22,500	45,000	5,533	12.50%	September 2023	March 2024
Third-party lender 2	—	112,500	112,500	4,147	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	11,781	13.00%	March 2024	September 2024
Mezzanine secured credit facilities	$122,500	$185,000	$307,500	$27,899

As of March 31, 2023, we had four mezzanine secured credit facilities, two with separate third-party lenders and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%.

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

As of March 31, 2023, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

As of March 31, 2023, we have borrowing arrangements with two separate third-party lenders to support purchases of real estate inventory. Borrowings under each of these arrangements accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by arrangement. As of March 31, 2023 the weighted-average interest rate under our other senior secured debt was 9.41%.

Warehouse Lending Facility

We have a warehouse lending facility with a related party that is used to fund mortgage loans that we originate and then sell to third-party mortgage servicers. As of March 31, 2023, the outstanding balance on the warehouse lending facility was $2.5 million.

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$426,443	$279,827
Net cash used in investing activities	(1,287)	(381)
Net cash used in financing activities	(422,508)	(238,121)
Net change in cash, cash equivalents and restricted cash	$2,648	$41,325

Operating Activities

Net cash provided by operating activities was $426.4 million and $279.8 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cash provided by operating activities primarily resulted from a $484.8 million decrease in real estate inventory due to an intentional reduction in inventory levels given the dramatic decline in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the first quarter of 2023. During this period of time, we focused on selling our existing inventory of homes

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 35

acquired in the first half of 2022 and significantly reduced the number of new homes acquired in the second half of 2022 and into the first quarter of 2023. Net cash provided by operating activities during the three months ended March 31, 2023 was also impacted by the $59.4 million net loss during the period, which included a $7.3 million non-cash inventory valuation adjustment as a result of the softening consumer demand for residential real estate.

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

Investing Activities

Net cash used in investing activities was $1.3 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities during the three months ended March 31, 2023 principally represents the purchase of a derivative instrument.

Net cash used in investing activities during the three months ended March 31, 2022 represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $422.5 million and $238.1 million during the three months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities during the three months ended March 31, 2023 primarily consisted of $700.6 million of repayments of credit facilities and other debt, which was partially offset by $186.4 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $514.2 million was directly related to the decrease in financed inventory during the period. This was partially offset by $90.0 million of proceeds from the issuance of pre-funded warrants, net of issuance costs of $0.8 million.

Net cash used in financing activities during the three months ended March 31, 2022 primarily consisted of $1,134.2 million of repayments of credit facilities and other debt, which was partially offset by $892.8 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $241.4 million was directly related to the decrease in financed inventory during the period.

Material Cash Requirements and Other Obligations

Information regarding our material cash requirements and other obligations is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no material changes in our material cash requirements and other obligations since December 31, 2022 through March 31, 2023.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although we believe our estimates, judgments and assumptions are reasonable, actual results may differ from our estimates under different assumptions, judgments or conditions given the inherent uncertainty involved with such matters, which would impact our financial statements. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis

There have been no material changes to the critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our significant accounting policies and methods used in the preparation of our condensed consolidated financial statements are described in Note 1. Nature of Operations and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1. Nature of Operations and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 36

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risk since December 31, 2022. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 37

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Except as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023, no unregistered sales of the Company’s equity securities were made during the three months ended March 31, 2023.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 38

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Restated Certificate of Incorporation of Offerpad Solutions Inc.	8-K/A	001-39641	3.1	9/7/21
3.2	Bylaws of Offerpad Solutions Inc.	S-4	333-255079	3.4	8/9/21
4.1	Form of Pre-Funded Warrant	8-K	001-39641	4.1	2/1/23
10.1	Pre-Funded Warrants Subscription Agreement, dated January 31, 2023, by and among Offerpad Solutions Inc. and the purchasers named therein.	8-K	001-39641	10.1	2/1/23
10.2+	Amendment No. 4 dated February 27, 2023, to the Loan and Security Agreement, dated September 10, 2021, among JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Offerpad SPE Borrower A, LLC, as initial borrower, and Wells Fargo Bank, National Association, as Paying Agent and Calculation Agent	10-K	001-39641	10.30	2/28/23
10.3*

Amendment No. 2 dated March 30, 2023 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.

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

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: May 3, 2023	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Michael Burnett
Michael Burnett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | First Quarter 2023 Form 10-Q | 40