Form 10-Q
period 2023-06-30
Offerpad Solutions Inc.
filed 2023-08-02
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-39641

Offerpad Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2800538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2150 E. Germann Road, Suite 1, Chandler, Arizona	85286
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 388-4539

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	OPAD	The New York Stock Exchange
Warrants to purchase Class A common stock	OPADWS	The New York Stock Exchange

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

As of July 26, 2023, there were 27,225,511 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

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
•
our ability to accurately value and manage real estate inventory, and to maintain an adequate and desirable supply of real estate inventory;
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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		June 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$115,599	$97,241
Restricted cash		6,658	43,058
Accounts receivable		1,479	2,350
Real estate inventory		211,119	664,697
Prepaid expenses and other current assets		8,731	6,833
Total current assets		343,586	814,179
Property and equipment, net		4,874	5,194
Other non-current assets		4,641	5,696
TOTAL ASSETS	(1)	$353,101	$825,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$6,340	$4,647
Accrued and other current liabilities		19,272	28,252
Secured credit facilities and other debt, net		161,316	605,889
Secured credit facilities and other debt - related party		29,926	60,176
Total current liabilities		216,854	698,964
Warrant liabilities		493	539
Other long-term liabilities		2,543	3,689
Total liabilities	(2)	219,890	703,192
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,225 and 15,491 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively		3	2
Class B common stock, zero shares authorized, issued and outstanding as of June 30, 2023; and $0.0001 par value, 20,000 shares authorized; 988 shares issued and outstanding as of December 31, 2022		—	—
Additional paid in capital		495,668	402,544
Accumulated deficit		(362,460)	(280,669)
Total stockholders’ equity		133,211	121,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$353,101	$825,069

________________

(1)
Our consolidated assets as of June 30, 2023 and December 31, 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $6,558 and $42,958; Accounts receivable, $296 and $1,841; Real estate inventory, $211,119 and $664,697; Prepaid expenses and other current assets, $606 and $212; Total assets of $218,579 and $709,708, respectively.
(2)
Our consolidated liabilities as of June 30, 2023 and December 31, 2022 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,942 and $1,976; Accrued and other current liabilities, $1,138 and $4,408; Secured credit facilities and other debt, net, $190,090 and $666,065; Total liabilities, $193,170 and $672,449, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data) (Unaudited)	2023	2022	2023	2022
Revenue	$230,147	$1,079,531	$839,726	$2,453,368
Cost of revenue	207,916	986,550	810,210	2,228,245
Gross profit	22,231	92,981	29,516	225,123
Operating expenses:
Sales, marketing and operating	29,040	65,239	71,391	135,127
General and administrative	12,713	16,121	27,192	30,778
Technology and development	2,312	3,243	4,553	6,425
Total operating expenses	44,065	84,603	103,136	172,330
(Loss) income from operations	(21,834)	8,378	(73,620)	52,793
Other income (expense):
Change in fair value of warrant liabilities	435	12,537	46	18,201
Interest expense	(1,867)	(7,771)	(9,299)	(14,967)
Other income, net	965	24	1,247	28
Total other (expense) income	(467)	4,790	(8,006)	3,262
(Loss) income before income taxes	(22,301)	13,168	(81,626)	56,055
Income tax expense	(43)	(1,610)	(165)	(3,509)
Net (loss) income	$(22,344)	$11,558	$(81,791)	$52,546
Net (loss) income per share, basic	$(0.82)	$0.71	$(3.21)	$3.24
Net (loss) income per share, diluted	$(0.82)	$0.66	$(3.21)	$3.03
Weighted average common shares outstanding, basic	27,258	16,390	25,470	16,200
Weighted average common shares outstanding, diluted	27,258	17,383	25,470	17,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	26,507	$3	$493,614	$(340,116)	$153,501
Issuance of common stock upon exercise of stock options	1	—	4	—	4
Issuance of common stock upon vesting of restricted stock units	3	—	(5)	—	(5)
Exercise of pre-funded warrants	714	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	2,055
Net loss	—	—	—	(22,344)	(22,344)
Balance at June 30, 2023	27,225	$3	$495,668	$(362,460)	$133,211

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	16,319	$2	$394,493	$(91,068)	$303,427
Issuance of common stock upon exercise of stock options	144	—	1,299	—	1,299
Issuance of common stock upon vesting of restricted stock units	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	2,400	—	2,400
Net income	—	—	—	11,558	11,558
Balance at June 30, 2022	16,463	$2	$398,189	$(79,510)	$318,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	16,479	$2	$402,544	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	14	—	53	—	53
Issuance of common stock upon vesting of restricted stock units	17	—	(53)	—	(53)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,715	1	10	—	11
Stock-based compensation expense	—	—	3,898	—	3,898
Net loss	—	—	—	(81,791)	(81,791)
Balance at June 30, 2023	27,225	$3	$495,668	$(362,460)	$133,211

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,930	$2	$389,623	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	533	—	4,541	—	4,541
Issuance of common stock upon vesting of restricted stock units	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	4,028	—	4,028
Net income	—	—	—	52,546	52,546
Balance at June 30, 2022	16,463	$2	$398,189	$(79,510)	$318,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
($ in thousands) (Unaudited)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(81,791)	$52,546
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	380	249
Amortization of debt financing costs	1,980	1,546
Real estate inventory valuation adjustment	7,454	22,205
Stock-based compensation	3,898	4,028
Change in fair value of warrant liabilities	(46)	(18,201)
Change in fair value of derivative instrument	715	—
Loss on disposal of property and equipment	30	—
Changes in operating assets and liabilities:
Accounts receivable	871	(6,764)
Real estate inventory	446,124	(179,060)
Prepaid expenses and other assets	313	(5,847)
Accounts payable	1,693	4,306
Accrued and other liabilities	(10,126)	12,513
Net cash provided by (used in) operating activities	371,495	(112,479)
Cash flows from investing activities:
Purchases of property and equipment	(90)	(725)
Purchases of derivative instruments	(1,872)	—
Net cash used in investing activities	(1,962)	(725)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	411,990	2,132,189
Repayments of credit facilities and other debt	(889,773)	(2,017,985)
Payment of debt financing costs	(172)	(35)
Borrowings from warehouse lending facility	18,488	—
Repayments of warehouse lending facility	(17,336)	—
Proceeds from issuance of pre-funded warrants	90,000	—
Proceeds from exercise of pre-funded warrants	11	—
Issuance cost of pre-funded warrants	(784)	—
Proceeds from exercise of stock options	53	4,775
Payments for taxes related to stock-based awards	(52)	(235)
Net cash (used in) provided by financing activities	(387,575)	118,709
Net change in cash, cash equivalents and restricted cash	(18,042)	5,505
Cash, cash equivalents and restricted cash, beginning of period	140,299	194,433
Cash, cash equivalents and restricted cash, end of period	$122,257	$199,938
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$115,599	$155,464
Restricted cash	6,658	44,474
Total cash, cash equivalents and restricted cash	$122,257	$199,938
Supplemental disclosure of cash flow information:
Cash payments for interest	$13,932	$19,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2022 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operates in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of June 30, 2023.

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

Reverse Stock Split

On June 8, 2023, the Company’s stockholders approved a reverse stock split of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”) at a ratio ranging from any whole number between 1-for-10 and 1-for-60, as determined by the Company’s Board of Directors (the “Board”) in its discretion. Following the Company’s 2023 annual meeting of stockholders (the “Annual Meeting”), the Board approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock. On June 12, 2023, the Company filed a certificate of amendment to its Third Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and the Company’s Class A Common Stock began trading on a split-adjusted basis at market open on June 13, 2023 under the existing symbol “OPAD”.

As a result of the Reverse Stock Split, every 15 shares of the Company’s Common Stock issued and outstanding as of the effective time of the Reverse Stock Split were automatically converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder received a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of Class A Common Stock (as adjusted for the Reverse Stock Split) on the New York Stock Exchange (“NYSE”) on June 12, 2023, the last trading day immediately preceding the effective time of the Reverse Stock Split.

Further, proportionate adjustments were made to the number of shares of Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company’s equity incentive plans and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. The Company’s publicly traded warrants continue to be traded on the NYSE under the symbol “OPADWS”. However, pursuant to the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every 15 shares of Class A Common Stock that may be purchased pursuant to the exercise of public warrants now represents one share of Class A Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “OPADWS”, every 15 warrants are exercisable for one share of Class A Common Stock at an exercise price of $172.50 per share.

All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 9

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant estimates include those related to the net realizable value of real estate inventory, among others. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the assets, liabilities, revenues and expenses of the Company, its wholly owned operating subsidiaries and variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Inventory

Real estate inventory consists of acquired homes and is stated at the lower of cost or net realizable value, with cost and net realizable value determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after the listing date, are expensed as incurred and included in sales, marketing and operating expenses.

The Company reviews real estate inventory for valuation adjustments on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of real estate inventory may not be recoverable. The Company evaluates real estate inventory for indicators that net realizable value is lower than cost at the individual home level. The Company generally considers multiple factors in determining net realizable value for each home, including recent comparable home sale transactions in the specific area where the home is located, the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, the impact of national, regional or local economic conditions and expected selling costs. When evidence exists that the net realizable value of real estate inventory is lower than its cost, the difference is recognized as a real estate inventory valuation adjustment in cost of revenue and the related real estate inventory is adjusted to its net realizable value.

For individual homes or portfolios of homes under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the real estate inventory valuation analysis, and actual results may differ from the Company’s assumptions.

The Company recorded real estate inventory valuation adjustments of $0.2 million and $21.2 million during the three months ended June 30, 2023 and 2022, respectively, and $7.5 million and $22.2 million during the six months ended June 30, 2023 and 2022, respectively. Refer to Note 3. Real Estate Inventory, for further details.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 10

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

Refer to Note 4. Derivative Financial Instruments, for further details.

Recent Accounting Standards

The Company has adopted all applicable accounting standards that are in effect as of June 30, 2023. The Company does not believe that there are any other new accounting standards that have been issued, but not yet adopted that might have a material impact on its condensed consolidated financial statements.

Note 2. Business Combination

On September 1, 2021, the Company was formed through a business combination (the “Business Combination”) with Supernova Partners Acquisition Company, Inc. (“Supernova”). In connection with the closing of the Business Combination, Supernova changed its name to Offerpad Solutions Inc.

At the closing of the Business Combination, each share of common stock and preferred stock of Old Offerpad that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the merger agreement) was cancelled and converted into the right to receive shares of Offerpad Solutions Inc. common stock.

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

Note 3. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2023	2022
Homes preparing for and under renovation	$97,832	$54,499
Homes listed for sale	57,213	440,862
Homes under contract to sell	56,074	169,336
Real estate inventory	$211,119	$664,697

Note 4. Derivative Financial Instruments

During the six months ended June 30, 2023, the Company entered into derivative arrangements pursuant to which the Company paid a cumulative $1.9 million to acquire options on U.S. Treasury futures. These options provide the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future. The majority of the outstanding options mature in September 2023.

The Company recorded the $1.9 million premiums paid for the derivative instruments as derivative assets on the date the respective derivative arrangement was executed. During the three and six months ended June 30, 2023, the Company recorded changes in the fair value of the derivative instruments of ($0.1) million and ($0.7) million, respectively, in Other income, net in the condensed consolidated statements of operations. As of June 30, 2023, the fair value of the derivative instruments was $1.2 million and the gross notional amount of the outstanding derivative instruments was $157.8 million.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2023	2022
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,130	1,087
Office equipment and furniture	889	736
Software systems	386	386
Computers and equipment	265	265
Construction in progress	—	136
Property and equipment, gross	7,745	7,685
Less: accumulated depreciation	(2,871)	(2,491)
Property and equipment, net	$4,874	$5,194

Depreciation expense totaled $0.2 million during each of the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2023 and 2022, operating lease costs were $0.6 million and $0.5 million, respectively, and variable and short-term lease costs were less than $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, operating lease cost was $1.2 million and $0.9 million, respectively, and variable and short-term lease costs were less than $0.1 million and $0.2 million, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.6 million and $0.5 million, during the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during both of the three and six months ended June 30, 2023. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $0.4 million and $1.7 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 2.2 years and 2.7 years, respectively, and a weighted-average discount rate of 4.3% and 4.2%, respectively.

The Company’s operating lease liability maturities as of June 30, 2023 are as follows:

($ in thousands)
Remainder of 2023	$1,239
2024	2,373
2025	1,103
2026	269
2027	79
2028	—
Thereafter	—
Total future lease payments	5,063
Less: Imputed interest	(222)
Total lease liabilities	$4,841

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		June 30,	December 31,
($ in thousands)	Financial Statement Line Items	2023	2022
Right-of-use assets	Other non-current assets	$4,415	$5,469
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,298	2,264
Non-current liabilities	Other long-term liabilities	2,543	3,689
Total lease liabilities		$4,841	$5,953

Note 7. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2023	2022
Payroll and other employee related expenses	$5,164	$10,670
Marketing	4,362	4,161
Home renovation	2,726	3,168
Operating lease liabilities	2,298	2,264
Legal and professional obligations	1,445	1,035
Interest	1,112	4,360
Other	2,165	2,594
Accrued and other current liabilities	$19,272	$28,252

The Company incurred advertising expenses of $10.9 million and $16.2 million during the three months ended June 30, 2023 and 2022, respectively, and $18.9 million and $30.9 million during the six months ended June 30, 2023 and 2022, respectively.

Other long-term liabilities as of June 30, 2023 and December 31, 2022 consist of the non-current portion of our operating lease liabilities.

Note 8. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2023	2022
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$151,714	$471,860
Senior secured credit facility with a related party	11,761	17,398
Senior secured debt - other	694	89,024
Mezzanine secured credit facilities with financial institutions	11,722	49,626
Mezzanine secured credit facilities with a related party	17,013	42,778
Warehouse lending facility with a related party	1,152	—
Debt issuance costs	(2,814)	(4,621)
Total credit facilities and other debt, net	191,242	666,065
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	161,316	605,889
Total credit facilities and other debt - related party	29,926	60,176
Total credit facilities and other debt, net	$191,242	$666,065

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of June 30, 2023, the Company had total borrowing capacity of $1,557.5 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $627.5 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$87,971	7.53%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	61,527	7.22%	September 2023	March 2024
Senior financial institution 3	125,000	375,000	500,000	—	7.09%	December 2023	December 2023
Related party	50,000	25,000	75,000	11,761	9.76%	March 2024	September 2024
Senior financial institution 4	30,000	45,000	75,000	2,216	7.74%	August 2024	February 2025
Senior secured credit facilities	$505,000	$745,000	$1,250,000	$163,475

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$300,000	$300,000	$600,000	$228,823	4.74%
Senior financial institution 2	200,000	200,000	400,000	123,478	4.11%
Senior financial institution 3	125,000	375,000	500,000	119,559	4.48%
Related party	50,000	25,000	75,000	17,398	6.46%
Senior secured credit facilities	$675,000	$900,000	$1,575,000	$489,258

As of June 30, 2023, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$14,324	11.00%	June 2024	June 2024
Mezzanine financial institution 1	22,500	22,500	45,000	11,722	12.50%	September 2023	March 2024
Mezzanine financial institution 2	—	112,500	112,500	—	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	2,689	13.00%	March 2024	September 2024
Mezzanine secured credit facilities	$122,500	$185,000	$307,500	$28,735

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$65,000	$32,500	$97,500	$38,937	11.00%
Mezzanine financial institution 1	45,000	45,000	90,000	31,239	9.55%
Mezzanine financial institution 2	18,387	94,113	112,500	18,387	9.50%
Related party facility 2	35,000	17,500	52,500	3,841	11.05%
Mezzanine secured credit facilities	$163,387	$189,113	$352,500	$92,404

As of June 30, 2023, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

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

Maturities

As of June 30, 2023, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

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

As of June 30, 2023, the Company was in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Secured Debt - Other

As of June 30, 2023, the Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of June 30, 2023 and December 31, 2022, the weighted-average interest rates under the Company’s other senior secured debt were 11.26% and 7.23%, respectively.

Warehouse Lending Facility with a Related Party

The Company has a warehouse lending facility with a related party that is used to fund mortgage loans the Company originates and then sells to third-party mortgage servicers. As of June 30, 2023, the outstanding balance on the warehouse lending facility was $1.2 million. Refer to Note 16. Related-Party Transactions for further details.

Note 9. Warrant Liabilities

Prior to the Reverse Stock Split, the Company had public warrants outstanding to purchase a total of 16.1 million shares of Class A common stock and private placement warrants outstanding to purchase a total of 5.7 million shares of Class A common stock, with each whole warrant being exercisable to purchase one share of Class A common stock at $11.50 per share.

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every 15 shares of Class A Common Stock that may be purchased pursuant to the exercise of warrants now represents one share of Class A Common Stock that may be purchased pursuant to such warrants. Accordingly, every 15 warrants are exercisable for one share of Class A Common Stock at an exercise price of $172.50 per share.

Public Warrants

The public warrants became exercisable on October 23, 2021. A holder may exercise its warrants only for a whole number of shares of Class A common stock. The public warrants will expire September 1, 2026, or earlier upon redemption or liquidation. Pursuant to the terms of the warrant agreements, the Company may call the public warrants for redemption for cash or redeem the outstanding warrants for shares of Class A common stock under certain scenarios.

Private Placement Warrants

The private placement warrants are not redeemable by the Company so long as they are held by the Supernova Sponsor or its permitted transferees, except in certain limited circumstances. The Supernova Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis and the Supernova Sponsor and its permitted transferees has certain registration rights related to the private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants). Except as described in this section, the private placement warrants have terms and provisions that are identical to those of the public warrants. If the private placement warrants are held by holders other than the Supernova Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instrument	$1,157	$—	$—
Liabilities
Public warrant liabilities	$322	$—	$—
Private placement warrant liabilities	$—	$—	$171

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 16

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

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of ($0.3) million and ($6.9) million during the three months ended June 30, 2023 and 2022, respectively, and ($0.02) million and ($10.4) million during the six months ended June 30, 2023 and 2022, respectively. These changes are recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$285	$7,530	$196	$9,705
Change in fair value of private placement warrants included in net (loss) income	(114)	(5,633)	(25)	(7,808)
Ending balance	$171	$1,897	$171	$1,897

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2023 and 2022.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. Stockholders’ Equity

Authorized Capital Stock

Prior to the Annual Meeting on June 8, 2023, the Company’s Certificate of Incorporation authorized the issuance of 2,370,000,000 shares of capital stock, which consisted of 2,000,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock, 250,000,000 shares of Class C common stock and 100,000,000 shares of preferred stock.

On January 31, 2023, Brian Bair, the Chief Executive Officer and Founder of the Company, notified the Board of his intention to convert all 14,816,236 shares of Class B common stock beneficially owned by him to an equivalent number of shares of Class A common stock (the “Voluntary Class B Conversion”) immediately following the conclusion of the Annual Meeting. On June 8, 2023, following the conclusion of the Annual Meeting, Mr. Bair effected the Voluntary Class B Conversion.

In connection with the Voluntary Class B Conversion, the Board approved amendments to the Certificate of Incorporation to, among other things, eliminate the authorization of and references to Class B common stock and Class C common stock, and make related technical, non-substantive and conforming changes. Upon the recommendation of the Board, the Company’s stockholders approved the amendments at the Annual Meeting. As a result of the amendments, the Company is no longer authorized to issue any shares of Class B Common Stock or Class C Common Stock.

On June 13, 2023, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware, at which point the amendments became effective. The Company subsequently filed a Fourth Restated Certificate of Incorporation with the Secretary of State of the State of Delaware incorporating the amendments.

Following these amendments, the Company is authorized to issue of 2,100,000,000 shares of capital stock, which consists of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock.

Class A Common Stock

Subsequent to the closing of the Business Combination, our Class A common stock and public warrants began trading on the NYSE under the symbols “OPAD” and “OPADWS,” respectively. Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 2,000,000,000 shares of Class A common stock, par value $0.0001 per share. The Reverse Stock Split did not affect the number of authorized shares or the par value of our Class A common stock.

During January 2023, we entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which we sold and issued to the Investors an aggregate of 160.7 million pre-funded warrants (the “Pre-funded Warrants”) to purchase shares of our Class A Common Stock. Each Pre-funded Warrant was sold at a price of $0.5599 per Pre-funded Warrant and had an initial exercise price of $0.0001 per Pre-funded Warrant, subject to certain customary anti-dilution adjustment provisions. The exercise price for the Pre-funded Warrants could be paid in cash or on a cashless basis, and the Pre-funded Warrants had no expiration date. The aggregate gross proceeds to us was approximately $90.0 million, which is being used for general corporate purposes, including working capital.

The Pre-funded Warrants became exercisable during March 2023. During the six months ended June 30, 2023, all of the Pre-funded Warrants were exercised, upon which, 10.7 million shares of our Class A common stock were issued. As of June 30, 2023, there were no remaining Pre-funded Warrants outstanding.

As of June 30, 2023, we had 27,225,312 shares of Class A common stock issued and outstanding.

We also have outstanding private and public warrants to purchase shares of our Class A common stock. Refer to Note 9. Warrant Liabilities.

Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our Board has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2023, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividends

Our Class A common stock is entitled to dividends if and when any dividend is declared by our Board, subject to the rights of all classes of stock outstanding having priority rights to dividends. We have not paid any cash dividends on common stock to date. We may retain future earnings, if any, for the further development and expansion of our business and have no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board may deem relevant.

Note 12. Stock-Based Awards

2016 Stock Plan

Prior to the closing of the Business Combination, the Company maintained the OfferPad 2016 Stock Option and Grant Plan (the “2016 Plan”) that allowed for granting of incentive and non-qualified stock options to employees, directors, and consultants.

In connection with the Business Combination, each option granted under the 2016 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Class A common stock. Stock option activity prior to the Business Combination was retroactively adjusted to reflect this conversion.

Awards outstanding under the 2016 Plan were assumed by Offerpad Solutions upon the closing of the Business Combination and continue to be governed by the terms and conditions of the 2016 Plan and applicable award agreement. Shares of our common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan (as defined below), will not again become available for issuance under the 2016 Plan or the 2021 Plan.

In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no additional awards will be granted under the 2016 Plan.

As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the outstanding equity awards under the 2016 Plan, as well as the exercise price associated with the awards.

2021 Equity Incentive Plans

In connection with the Business Combination, our Board adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards under the 2021 Plan and the number of shares issuable under the Company’s 2021 Plan and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. Following the Reverse Stock Split, there are 1,755,548 shares reserved for issuance under the 2021 Plan.

The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board. As of June 30, 2023, the Company has granted stock options, restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) under the 2021 Plan.

In connection with the close of the Business Combination, our Board adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”) under which 2,633,322 shares of Class A common stock were initially reserved for issuance. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares issuable under the ESPP. Following the Reverse Stock Split, there are 175,554 shares reserved for issuance under the ESPP.

The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031,

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s Board; provided that, no more than 3,333,333 shares of Class A common stock may be issued under the ESPP. As of June 30, 2023, no shares have been issued under the ESPP.

Stock Options

The Company did not grant any stock option awards during the six months ended June 30, 2023.

During the six months ended June 30, 2022, the Company granted stock option awards with a service vesting condition that is generally four years. The assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the six months ended June 30, 2022 are as follows:

Expected term (in years)	6.25
Risk-free interest rate	1.63% - 2.97%
Expected volatility	57.8% - 59.1%
Dividend yield	0.0%
Fair value on grant date	$72.45 - $76.65

The following summarizes stock option activity during the six months ended June 30, 2023:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,182	$12.47	5.82	$953
Granted	—	—
Exercised	(14)	3.72
Forfeited, canceled or expired	(51)	19.71
Outstanding as of June 30, 2023	1,117	12.25	5.18	3,401
Exercisable as of June 30, 2023	973	11.18	4.82	3,401
Vested and expected to vest as of June 30, 2023	1,117	12.25	5.18	3,401

The total intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $0.1 million and $35.8 million, respectively.

The weighted-average grant date fair value per option granted during the six months ended June 30, 2022 was $42.38. No stock options were granted during the six months ended June 30, 2023.

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to unvested stock options of $2.1 million. This expense is expected to be recognized over a weighted average period of 1.53 years. The fair value of stock options that vested during the six months ended June 30, 2023 and 2022 were $1.1 million and $1.1 million, respectively.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

During the six months ended June 30, 2023, the Company granted RSU awards with service vesting conditions to non-employee members of our Board.

During the six months ended June 30, 2022, the Company granted RSUs with service vesting conditions to employees and non-employee members of our Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the six months ended June 30, 2023:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	131	$70.92
Granted	33	10.09
Vested and settled	(23)	75.93
Forfeited	(9)	74.55
Outstanding as of June 30, 2023	132	54.54

As of June 30, 2023, less than 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of June 30, 2023, the Company had $4.1 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.38 years. The fair value of RSUs that vested and settled during the six months ended June 30, 2023 and 2022 were $2.5 million and less than $0.1 million, respectively.

Performance-Based Restricted Stock Units

The Company did not grant any PSUs during the six months ended June 30, 2023.

During the six months ended June 30, 2022, the Company granted PSUs which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of pre-determined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the six months ended June 30, 2022 are as follows:

Risk-free interest rate	1.47%
Expected stock price volatility	60.0%
Expected dividend yield	0.0%
Fair value on grant date	$76.65

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes PSU award activity during the six months ended June 30, 2023:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	129	$70.81
Granted	—	—
Vested	—	—
Forfeited	(2)	70.81
Outstanding as of June 30, 2023	127	70.81

As of June 30, 2023, the Company had $5.0 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 1.67 years.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Sales, marketing and operating	$501	$616	$829	$964
General and administrative	1,469	1,592	2,913	2,731
Technology and development	85	192	156	333
Stock-based compensation expense	$2,055	$2,400	$3,898	$4,028

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2023	2022
Assets
Restricted cash	$6,558	$42,958
Accounts receivable	296	1,841
Real estate inventory	211,119	664,697
Prepaid expenses and other current assets	606	212
Total assets	$218,579	$709,708
Liabilities
Accounts payable	$1,942	$1,976
Accrued and other current liabilities	1,138	4,408
Secured credit facilities and other debt, net	190,090	666,065
Total liabilities	$193,170	$672,449

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 22

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net (loss) income	$(22,344)	$11,558	$(81,791)	$52,546
Denominator:
Weighted average common shares outstanding, basic	27,258	16,390	25,470	16,200
Dilutive effect of stock options (1)	—	993	—	1,146
Dilutive effect of restricted stock units (1)	—	—	—	—
Weighted average common shares outstanding, diluted	27,258	17,383	25,470	17,346
Net (loss) income per share, basic	$(0.82)	$0.71	$(3.21)	$3.24
Net (loss) income per share, diluted	$(0.82)	$0.66	$(3.21)	$3.03
Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive stock options (1)	1,029	72	1,048	68
Anti-dilutive restricted stock units (1)	69	132	75	123
Anti-dilutive performance-based restricted stock units	127	141	127	141
Anti-dilutive warrants issued in connection with Business Combination	1,452	1,452	1,452	1,452

(1) Due to the net loss during the three and six months ended June 30, 2023, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of $0.04 million and $1.6 million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $3.5 million during the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was an expense of 0.2% and 12.2% for the three months ended June 30, 2023 and 2022, respectively, and 0.2% and 6.3% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate during the three and six months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, state taxes and changes in the fair value of warrant liabilities. The valuation allowance recorded against our net deferred tax assets was $82.0 million as of June 30, 2023.

As of June 30, 2023, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 23

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

no limitation on the Company’s ability to utilize its net operating losses. As such, the ownership change has no impact to the carrying value of the Company’s net operating loss carryforwards or ability to use them in future years.

Note 16. Related-Party Transactions

LL Credit Facilities

As of June 30, 2023, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities:

	As of June 30, 2023		As of December 31, 2022
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$75,000	$11,761	$75,000	$17,398
Mezzanine secured credit facilities with a related party	$150,000	$17,013	$150,000	$42,778

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our Board and holds more than 5% of our Class A common stock, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $75.0 million and $52.5 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 8. Credit Facilities and Other Debt, for further details about the facilities under the LL Funds Loan Agreement.

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

We paid interest for borrowings under the LL facilities of $0.7 million and $1.4 million during the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $4.4 million during the six months ended June 30, 2023 and 2022.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $1.6 million and $5.2 million during the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $10.9 million during the six months ended June 30, 2023 and 2022, respectively, for its services, inclusive of the fees for property data services.

Pre-Funded Warrants

During the six months ended June 30, 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors pre-funded warrants to purchase shares of the Company’s Class A common stock. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 11. Stockholders’ Equity, for further details.

Warehouse Lending Facility with FirstFunding, Inc.

During July 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originates and then sells to third-party mortgage servicers. The committed amount under the facility is $15.0 million and OPHL pays certain customary and ordinary course fees to FirstFunding under the facility, including a funding fee per loan and interest. As of June 30, 2023, there was $1.2 million outstanding under the facility and amounts paid under the facility were immaterial during the three and six months ended June 30, 2023.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 24

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective year-to-date periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Mr. Bair’s brother 1	$99	$115	$468	$418
Mr. Bair’s brother 2	92	108	440	394
Mr. Bair’s sister-in-law	29	32	80	62
	$220	$255	$988	$874

During the six months ended June 30, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards under the 2021 Plan, which included awards of restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	5,624	8,436	—
Mr. Bair’s brother 2	5,293	7,940	—
Mr. Bair’s sister-in-law	200	—	400
	11,117	16,376	400

Note 17. Commitments and Contingencies

Homes Purchase Commitments

As of June 30, 2023, the Company was under contract to purchase 481 homes for an aggregate purchase price of $132.5 million.

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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 25

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

Overview

Our Business

Offerpad is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. Since our founding in 2015, we have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $10.2 billion of aggregate revenue through June 30, 2023.

We are headquartered in Chandler, Arizona and operate in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of June 30, 2023. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

Current Economic Conditions and Health of the U.S. Residential Real Estate Industry

Our business and operating results are impacted by the general economic conditions and the health of the U.S. residential real estate industry, particularly the single-family home resale market. Our business model primarily depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects substantially all of the ways that we generate revenue, including our ability to acquire new homes and generate associated fees, and our ability to sell homes that we own.

During the second quarter of 2023, the residential real estate market conditions showed signs of stabilization and improvement compared to the first quarter of 2023 and the second half of 2022, during which the combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns negatively impacted consumer demand for residential real estate.

Although the residential real estate market conditions continue to be less favorable compared to the conditions during the first half of 2022, which directly contributed to our quarter-over-quarter revenue declines during the past year, our gross profit margin improved to 9.7% during the second quarter of 2023, which is the second consecutive quarter-over-quarter improvement and a level not achieved since prior to the market shift that began at the end of the second quarter of 2022. Additionally, during the second quarter of 2023, our net loss improved for the second consecutive quarter and we achieved quarter-over-quarter increases in acquisitions and inventory. Further, the average holding period for our homes in real estate inventory improved compared to the first quarter of 2023.

While the residential real estate market conditions have recently shown signs of stabilization and improvement compared to the first quarter of 2023 and the second half of 2022, mortgage interest rates and inflation remain elevated and the supply of single-family resale homes continues to be low. We anticipate that the ongoing higher mortgage interest rate environment, combined with economic uncertainties as well as affordability pressures will continue to impact consumer demand for residential real estate during the third quarter of 2023.

New York Stock Exchange Delisting Notice and Reverse Stock Split

On November 15, 2022, we were notified by the New York Stock Exchange (“NYSE”) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of our Class A common stock from the NYSE.

On November 16, 2022, we notified the NYSE that we intend to cure the price condition and to return to compliance with the NYSE continued listing standard. On June 8, 2023, at the 2023 Annual Meeting of Stockholders, the Company’s stockholders

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 26

approved a reverse stock split of the Company’s Class A common stock in order to regain compliance with the minimum closing price requirement. On June 12, 2023, the Company filed a certificate of amendment to its Third Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split, and the Company’s Class A common stock began trading on a split-adjusted basis at market open on June 13, 2023.

Under the NYSE’s rules, the price condition is deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. On July 27, 2023, we were notified by the NYSE that the average closing price of our Class A common stock exceeded $1.00 per share for at least 30 trading days. Accordingly, as of July 27, 2023, the minimum price condition was deemed cured and the Company is in compliance with Section 802.01C of the NYSE Listed Company Manual. However, there is also no assurance that the Company will maintain compliance with this or the other listing standards of the NYSE.

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

Given the recent volatility in the residential real estate market, we did not expand into any new markets during the first half of 2023 and we currently do not anticipate expanding into any new markets during the remainder of 2023.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 27

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

Expand Relationships with Home Buyers

We continue to pursue opportunities that enable us to grow our service offerings, and have recently begun offering a program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. We expect this program will allow us to help more homeowners sell their home, while also expanding our ability to reach more customers.

Renovation Services

We recently expanded our renovation services to other businesses allowing more homeowners and other companies to utilize our renovations department to update their portfolio of homes for rent or to sell. Through this offering, we are able to leverage our existing logistics, operation and skill-sets to provide renovation services that we believe can be an important part of our business over time.

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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 28

Real Estate Inventory Financing

Our business model requires significant capital to purchase real estate inventory. Inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which primarily consist of senior and mezzanine secured credit facilities to finance our home purchases. The loss of adequate access to these types of facilities, or the inability to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

Seasonality

The residential real estate market is seasonal and varies from market to market. Typically, the greatest number of transactions occur in the spring and summer, with fewer transactions occurring in the fall and winter. Our financial results, including revenue, margins, real estate inventory, and financing costs, have historically had seasonal characteristics generally consistent with the residential real estate market, a trend we expect to continue in the future, subject to the market conditions discussed above.

Risk Management

Our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relist the home so that it sells at a profit and in a relatively short period of time. We have invested significant resources into our underwriting and asset management systems. Our real estate operations team, including our pricing team, together with our software engineering and data science teams are responsible for underwriting accuracy, portfolio health, and workflow optimization. Our underwriting tools are constantly updated with inputs from third-party data sources, proprietary data sources as well as internal data to adjust to the latest market conditions. This allows us to assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to mitigate our risk exposure. Further, our listed homes are typically in market-ready and move-in ready condition following the repairs and renovations we conduct.

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our real estate inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter real estate inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, our average real estate inventory holding period of homes sold improved from 138 days in 2016 to 76 days during 2021, which was primarily due to the favorable housing market conditions across our markets in 2021.

During the second half of 2022 and continuing through the first quarter of 2023, consumer demand for residential real estate was negatively impacted by the combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns. Given our focus on risk management, and in response to this softening consumer demand, we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on then current market conditions. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall real estate inventory growth. This, in turn, led to the average holding period of homes sold increasing to 101 days during 2022, which is consistent with our expected average real estate inventory holding period and our historical norm, and further temporarily increased to 185 days during the first quarter of 2023 as we sold through our aged real estate inventory.

During the second quarter of 2023, the residential real estate market conditions showed signs of stabilization and improvement compared to the first quarter of 2023 and the second half of 2022. As a result, we increased our home acquisition pace during the second quarter of 2023 and our overall real estate inventory mix shifted to include a greater composition of newer acquired homes. This resulted in a decrease in the average real estate inventory holding period to 138 days during the second quarter of 2023. To the extent residential real estate market conditions continue to improve, we anticipate our average real estate inventory holding period will decline further in the third quarter of 2023.

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

Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins)

To provide investors with additional information regarding our margins, we have included Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins), which are non-GAAP financial measures. We believe that

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 29

Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest are useful financial measures for investors as they are used by management in evaluating unit level economics and operating performance across our markets. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and ancillary services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in real estate inventory as of the end of the period presented. Contribution Profit provides investors a measure to assess Offerpad’s ability to generate returns on homes sold during a reporting period after considering home acquisition costs, renovation and repair costs, and adjusting for holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including interest costs (including senior and mezzanine secured credit facilities) attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a presented period.

Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest (and related margins) are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in real estate inventory at the end of the period, costs required to be recorded under GAAP in the same period.

Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.

Adjusted Gross Profit / Margin

We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) net real estate inventory valuation adjustment plus (2) interest expense associated with homes sold in the presented period and recorded in cost of revenue. Net real estate inventory valuation adjustment is calculated by adding back the real estate inventory valuation adjustment charges recorded during the period on homes that remain in real estate inventory at period end and subtracting the real estate inventory valuation adjustment charges recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue.

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

Contribution Profit / Margin After Interest

We define Contribution Profit After Interest as Contribution Profit, minus (1) interest expense associated with homes sold in the presented period and recorded in cost of revenue, minus (2) interest expense associated with homes sold in the presented period, recorded in costs of sales, and previously excluded from Adjusted Gross Profit, and minus (3) interest expense under our senior and mezzanine secured credit facilities incurred on homes sold during the period. This includes interest expense recorded in prior periods in which the sale occurred. Our senior and mezzanine secured credit facilities are secured by our homes in real estate inventory and drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “—Liquidity and Capital Resources—Financing Activities.” We define Contribution Margin After Interest as Contribution Profit After Interest as a percentage of revenue.

We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when fully burdened with costs of financing.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 30

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and homes sold, unaudited)	2023	2022	2023	2022
Gross profit (GAAP)	$22,231	$92,981	$29,516	$225,123
Gross margin	9.7%	8.6%	3.5%	9.2%
Homes sold	650	2,888	2,259	6,490
Gross profit per home sold	$34.2	$32.2	$13.1	$34.7
Adjustments:
Real estate inventory valuation adjustment - current period (1)	169	20,995	290	21,233
Real estate inventory valuation adjustment - prior period (2)	(13,679)	(287)	(58,030)	(1,205)
Interest expense capitalized (3)	1,358	2,793	6,035	7,071
Adjusted gross profit (loss)	$10,079	$116,482	$(22,189)	$252,222
Adjusted gross margin	4.4%	10.8%	(2.6)%	10.3%
Adjustments:
Direct selling costs (4)	(5,743)	(23,524)	(23,804)	(55,378)
Holding costs on sales - current period (5)(6)	(269)	(1,293)	(1,811)	(3,723)
Holding costs on sales - prior period (5)(7)	(567)	(526)	(2,158)	(907)
Other income, net (8)	965	24	1,247	28
Contribution profit (loss)	$4,465	$91,163	$(48,715)	$192,242
Contribution margin	1.9%	8.4%	(5.8)%	7.8%
Homes sold	650	2,888	2,259	6,490
Contribution profit (loss) per home sold	$6.9	$31.6	$(21.6)	$29.6
Adjustments:
Interest expense capitalized (3)	(1,358)	(2,793)	(6,035)	(7,071)
Interest expense on homes sold - current period (9)	(1,292)	(4,115)	(8,631)	(11,149)
Interest expense on homes sold - prior period (10)	(3,709)	(1,999)	(13,899)	(3,721)
Contribution (loss) profit after interest	$(1,894)	$82,256	$(77,280)	$170,301
Contribution margin after interest	(0.8)%	7.6%	(9.2)%	6.9%
Homes sold	650	2,888	2,259	6,490
Contribution (loss) profit after interest per home sold	$(2.9)	$28.5	$(34.2)	$26.2
(1)
Real estate inventory valuation adjustment – current period is the real estate inventory valuation adjustments recorded during the period presented associated with homes that remain in real estate inventory at period end.
(2)
Real estate inventory valuation adjustment – prior period is the real estate inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 31

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages, unaudited)	2023	2022	2023	2022
Net (loss) income (GAAP)	$(22,344)	$11,558	$(81,791)	$52,546
Change in fair value of warrant liabilities	(435)	(12,537)	(46)	(18,201)
Adjusted net (loss) income	$(22,779)	$(979)	$(81,837)	$34,345
Adjusted net (loss) income margin	(9.9)%	(0.1)%	(9.7)%	1.4%
Adjustments:
Interest expense	1,867	7,771	9,299	14,967
Amortization of capitalized interest (1)	1,358	2,793	6,035	7,071
Income tax expense	43	1,610	165	3,509
Depreciation and amortization	178	130	380	249
Amortization of stock-based compensation	2,055	2,400	3,898	4,028
Adjusted EBITDA	$(17,278)	$13,725	$(62,060)	$64,169
Adjusted EBITDA margin	(7.5)%	1.3%	(7.4)%	2.6%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 32

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
					% of Revenue
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022
Revenue	$230,147	$1,079,531	$(849,384)	(78.7)%	100.0%	100.0%
Cost of revenue	207,916	986,550	(778,634)	(78.9)%	90.3%	91.4%
Gross profit	22,231	92,981	(70,750)	(76.1)%	9.7%	8.6%
Operating expenses:
Sales, marketing and operating	29,040	65,239	(36,199)	(55.5)%	12.6%	6.0%
General and administrative	12,713	16,121	(3,408)	(21.1)%	5.6%	1.5%
Technology and development	2,312	3,243	(931)	(28.7)%	1.0%	0.3%
Total operating expenses	44,065	84,603	(40,538)	(47.9)%	19.2%	7.8%
(Loss) income from operations	(21,834)	8,378	(30,212)	(360.6)%	(9.5)%	0.8%
Other income (expense):
Change in fair value of warrant liabilities	435	12,537	(12,102)	(96.5)%	0.2%	1.1%
Interest expense	(1,867)	(7,771)	5,904	(76.0)%	(0.8)%	(0.7)%
Other income, net	965	24	941	*	0.4%	0.0%
Total other (expense) income	(467)	4,790	(5,257)	(109.7)%	(0.2)%	0.4%
(Loss) income before income taxes	(22,301)	13,168	(35,469)	(269.4)%	(9.7)%	1.2%
Income tax expense	(43)	(1,610)	1,567	(97.3)%	0.0%	(0.1)%
Net (loss) income	$(22,344)	$11,558	$(33,902)	(293.3)%	(9.7)%	1.1%

* Not meaningful

Revenue

Revenue decreased by $849.4 million, or 78.7%, to $230.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to lower sales volumes and a slightly lower average sales price. We sold 650 homes during the three months ended June 30, 2023 compared to 2,888 homes during the three months ended June 30, 2022, representing a decrease of 77%. Additionally, the average resale home price decreased slightly from $372,000 in the three months ended June 30, 2022 to $357,000 in the three months ended June 30, 2023. These decreases were the result of the considerable softening in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the first quarter of 2023, as compared to the generally strong residential real estate market conditions during the three months ended June 30, 2022. The decreases were also due to the impact of our significant reduction in home acquisition pace to allow us to manage overall real estate inventory growth during the second half of 2022 and throughout the first quarter of 2023.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $778.6 million, or 78.9%, to $207.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily attributable to lower sales volumes and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 9.7% for the three months ended June 30, 2023 compared to 8.6% for the three months ended June 30, 2022. The increase in gross profit margin was primarily due to the decrease in the real estate inventory valuation adjustment during the respective periods. We recorded real estate inventory valuation adjustments of $0.2 million during the three months ended June 30, 2023 as compared to $21.2 million during the three months ended June 30, 2022. This decrease in real estate inventory valuation adjustments was primarily due to the residential real estate market conditions showing signs of stabilization and improvement during the three months ended June 30, 2023 as compared to the impact of the softening consumer demand for residential real estate that began toward the end of the second quarter of 2022 and continued through the first quarter of 2023, which caused the net realizable value for certain homes in real estate inventory to be lower than their respective cost. The increase in gross profit margin was partially offset by a decrease in the difference between the average home resale price and the average home acquisition price during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to the impact of the considerable softening in consumer demand for residential real estate that began toward the end of the second quarter of 2022.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 33

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $36.2 million, or 55.5%, to $29.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This represented an increase as a percentage of revenue of 660 basis points to 12.6%. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold and lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate. Additionally, advertising expense decreased by $5.3 million as we continued to reduce marketing efforts in the second quarter of 2023 in response to the softening consumer demand for residential real estate.

General and Administrative

General and administrative expense decreased by $3.4 million, or 21.1%, to $12.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This represented an increase as a percentage of revenue of 410 basis points to 5.6%. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate, and decreased insurance costs. This decrease in expense was partially offset by an increase in fees associated with our credit facilities and overall inflationary increases.

Technology and Development

Technology and development expense decreased by $0.9 million, or 28.7%, to $2.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This represented an increase as a percentage of revenue of 70 basis points. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 34

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2023 and 2022 represents gains of $0.4 million and $12.5 million, respectively, as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense decreased by $5.9 million, or 76.0%, to $1.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in expense was primarily attributable to a $813.7 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $966.3 million during the three months ended June 30, 2022 to $152.6 million during the three months ended June 30, 2023. This decrease was partially offset by a 3.99% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Other Income, Net

Other income, net during the three months ended June 30, 2023 principally represents interest income earned on our cash and cash equivalents, which is partially offset by the loss that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that are principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of $0.04 million and $1.6 million during the three months ended June 30, 2023 and 2022, respectively, and our effective tax rate was an expense of 0.2% and 12.2% for the respective periods. Our effective tax rate during the three months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, state taxes and changes in the fair value of warrant liabilities.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
					% of Revenue
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022
Revenue	$839,726	$2,453,368	$(1,613,642)	(65.8)%	100.0%	100.0%
Cost of revenue	810,210	2,228,245	(1,418,035)	(63.6)%	96.5%	90.8%
Gross profit	29,516	225,123	(195,607)	(86.9)%	3.5%	9.2%
Operating expenses:
Sales, marketing and operating	71,391	135,127	(63,736)	(47.2)%	8.5%	5.5%
General and administrative	27,192	30,778	(3,586)	(11.7)%	3.2%	1.2%
Technology and development	4,553	6,425	(1,872)	(29.1)%	0.6%	0.3%
Total operating expenses	103,136	172,330	(69,194)	(40.2)%	12.3%	7.0%
(Loss) income from operations	(73,620)	52,793	(126,413)	(239.5)%	(8.8)%	2.2%
Other income (expense):
Change in fair value of warrant liabilities	46	18,201	(18,155)	(99.7)%	0.0%	0.7%
Interest expense	(9,299)	(14,967)	5,668	(37.9)%	(1.1)%	(0.6)%
Other income, net	1,247	28	1,219	*	0.2%	0.0%
Total other (expense) income	(8,006)	3,262	(11,268)	(345.4)%	(0.9)%	0.1%
(Loss) income before income taxes	(81,626)	56,055	(137,681)	(245.6)%	(9.7)%	2.3%
Income tax expense	(165)	(3,509)	3,344	(95.3)%	(0.0)%	(0.2)%
Net (loss) income	$(81,791)	$52,546	$(134,337)	(255.7)%	(9.7)%	2.1%

* Not meaningful

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 35

Revenue

Revenue decreased by $1,613.6 million, or 65.8%, to $839.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to lower sales volumes and a slightly lower average sales price. We sold 2,259 homes during the six months ended June 30, 2023 compared to 6,490 homes during the six months ended June 30, 2022, representing a decrease of 65%. Additionally, the average resale home price decreased slightly from $377,000 in the six months ended June 30, 2022 to $374,000 in the six months ended June 30, 2023. These decreases were the result of the considerable softening in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the first quarter of 2023, as compared to the generally strong residential real estate market conditions during the six months ended June 30, 2022. The decreases were also due to the impact of our significant reduction in home acquisition pace to allow us to manage overall real estate inventory growth during the second half of 2022 and throughout the first quarter of 2023.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $1,418.0 million, or 63.6%, to $810.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily attributable to lower sales volumes and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 3.5% for the six months ended June 30, 2023 compared to 9.2% for the six months ended June 30, 2022. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to the impact of the considerable softening in consumer demand for residential real estate that began toward the end of the second quarter of 2022. The decrease in gross profit margin was partially offset by a decrease in the real estate inventory valuation adjustment during the respective periods. We recorded real estate inventory valuation adjustments of $7.5 million during the six months ended June 30, 2023 as compared to $22.2 million during the six months ended June 30, 2022. This decrease in real estate inventory valuation adjustments was primarily due to the residential real estate market conditions showing signs of stabilization and improvement during the latter half of the six months ended June 30, 2023 as compared to the impact of the softening consumer demand for residential real estate that began toward the end of the second quarter of 2022 and continued through the first quarter of 2023, which caused the net realizable value for certain homes in real estate inventory to be lower than their respective cost.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $63.7 million, or 47.2%, to $71.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This represented an increase as a percentage of revenue of 300 basis points to 8.5%. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold, and lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate. Additionally, advertising expense decreased by $12.0 million as we reduced marketing efforts in the first half of 2023 in response to the softening consumer demand for residential real estate.

General and Administrative

General and administrative expense decreased by $3.6 million, or 11.7%, to $27.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This represented an increase as a percentage of revenue of 200 basis points to 3.2%. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate, and decreased insurance costs. This decrease in expense was partially offset by an increase in fees associated with our credit facilities and overall inflationary increases.

Technology and Development

Technology and development expense decreased by $1.9 million, or 29.1%, to $4.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This represented an increase as a percentage of revenue of 30 basis points. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softening consumer demand for residential real estate.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 36

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2023 and 2022 represents gains of less than $0.1 million and $18.2 million, respectively, as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense decreased by $5.7 million, or 37.9%, to $9.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in expense was primarily attributable to a $686.6 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $1,073.5 million during the six months ended June 30, 2022 to $386.9 million during the six months ended June 30, 2023. This decrease was partially offset by a 3.97% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Other Income, Net

Other income during the six months ended June 30, 2023 principally represents interest income earned on our cash and cash equivalents, which is partially offset by the loss that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that are principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of $0.2 million and $3.5 million during the six months ended June 30, 2023 and 2022, respectively, and our effective tax rate was an expense of 0.2% and 6.3% for the respective periods. Our effective tax rate during the six months ended June 30, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation, state taxes and changes in the fair value of warrant liabilities.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of June 30, 2023, we had cash and cash equivalents of $115.6 million and had a total undrawn borrowing capacity of $1,365.3 million, $435.3 million of which is committed and $930.0 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and six months ended June 30, 2023, and may incur additional losses in the future. We continued to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software, as well as investments in sales and marketing as we increase penetration in our existing markets.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our real estate inventory and expand into more markets across the United States. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets, rising interest rates and softening consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Pre-Funded Warrants

During January 2023, we entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which we sold and issued to the Investors an aggregate of 160.7 million pre-funded warrants (the “Pre-funded Warrants”) to purchase shares of our Class A Common Stock. Each Pre-funded Warrant was sold at a price of $0.5599 per Pre-funded Warrant and had an initial exercise price of $0.0001 per Pre-funded Warrant, subject to certain customary anti-dilution adjustment provisions. The exercise price for the Pre-funded Warrants could be paid in cash or on a cashless basis, and the Pre-funded Warrants had no expiration date. The aggregate gross proceeds to us was approximately $90.0 million, which is being used for general corporate purposes, including working capital. The Investors included Brian Bair, our founder, chief executive officer and chairman of our Board; Roberto Sella, a member of our Board; First American Financial Corporation

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 37

(“First American”), a holder of more than 10% of our outstanding Class A Common Stock; and Kenneth DeGiorgio, a member of our Board and chief executive officer of First American.

The Pre-funded Warrants became exercisable during March 2023. During the six months ended June 30, 2023, all of the Pre-funded Warrants were exercised, upon which, 10.7 million shares of our Class A common stock were issued. As of June 30, 2023, there were no remaining Pre-funded Warrants outstanding.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$87,971	7.53%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	61,527	7.22%	September 2023	March 2024
Senior financial institution 3	125,000	375,000	500,000	—	7.09%	December 2023	December 2023
Related party	50,000	25,000	75,000	11,761	9.76%	March 2024	September 2024
Senior financial institution 4	30,000	45,000	75,000	2,216	7.74%	August 2024	February 2025
Senior secured credit facilities	$505,000	$745,000	$1,250,000	$163,475

As of June 30, 2023, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility.

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$14,324	11.00%	June 2024	June 2024
Mezzanine financial institution 1	22,500	22,500	45,000	11,722	12.50%	September 2023	March 2024
Mezzanine financial institution 2	—	112,500	112,500	—	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	2,689	13.00%	March 2024	September 2024
Mezzanine secured credit facilities	$122,500	$185,000	$307,500	$28,735

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 38

As of June 30, 2023, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%.

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

As of June 30, 2023, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

As of June 30, 2023, we have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of June 30, 2023, the weighted-average interest rate under our other senior secured debt was 11.26%.

Warehouse Lending Facility

We have a warehouse lending facility with a related party that is used to fund mortgage loans that we originate and then sell to third-party mortgage servicers. As of June 30, 2023, the outstanding balance on the warehouse lending facility was $1.2 million.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash provided by (used in) operating activities	$371,495	$(112,479)
Net cash used in investing activities	(1,962)	(725)
Net cash (used in) provided by financing activities	(387,575)	118,709
Net change in cash, cash equivalents and restricted cash	$(18,042)	$5,505

Operating Activities

Net cash provided by operating activities was $371.5 million and net cash used in operating activities was ($112.5) million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net cash provided by operating activities primarily resulted from a $446.1 million decrease in real estate inventory due to an intentional reduction in real estate inventory levels given the dramatic decline in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the first quarter of 2023. During this period of time, we focused on selling our existing real estate inventory of homes acquired in the first half of 2022 and significantly reduced the number of new homes acquired in the second half of 2022 and throughout the first quarter of 2023. Net cash provided by operating activities during the six months ended June 30, 2023 was also impacted by the $81.8 million net loss during the period, which included a $7.5 million non-cash real estate inventory valuation adjustment as a result of the softening consumer demand for residential real estate.

For the six months ended June 30, 2022, net cash used in operating activities primarily resulted from a $179.1 million increase in real estate inventory due to the execution of our growth plan and generally favorable housing market conditions across our markets. This use of cash was partially offset by cash inflows from net income of $52.5 million, which included a $22.2 million non-cash real estate inventory valuation adjustment as a result of the softening consumer demand for residential real estate toward the end of the second quarter of 2022 and an $18.2 million non-cash gain as a result of the fair value adjustment of the warrant liabilities, and a net increase in non-real estate inventory working capital balances.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 39

Investing Activities

Net cash used in investing activities was $2.0 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities during the six months ended June 30, 2023 principally represents the purchases of derivative instruments.

Net cash used in investing activities during the six months ended June 30, 2022 represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $387.6 million and net cash provided by financing activities was $118.7 million during the six months ended June 30, 2023 and 2022, respectively. Net cash used in financing activities during the six months ended June 30, 2023 primarily consisted of $889.8 million of repayments of credit facilities and other debt, which was partially offset by $412.0 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $477.8 million was directly related to the decrease in financed real estate inventory during the period. This was partially offset by $90.0 million of proceeds from the issuance of pre-funded warrants, net of issuance costs of $0.8 million.

Net cash provided by financing activities during the six months ended June 30, 2022 primarily consisted of $2,132.2 million of borrowings from credit facilities and other debt, which was partially offset by $2,018.0 million of repayments of credit facilities and other debt. This net increase in credit facility funding of $114.2 million was directly related to financing the increase in real estate inventory during the period.

Material Cash Requirements and Other Obligations

Information regarding our material cash requirements and other obligations is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no material changes in our material cash requirements and other obligations since December 31, 2022 through June 30, 2023.

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

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 40

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 41

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 42

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
10.1	Amendment Number Three, dated June 16, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/20/23
10.2	Bonus Letter Agreement, dated July 3, 2023, by and between Benjamin Aronovitch and Offerpad Solutions Inc.	8-K	001-39641	10.3	7/6/23
10.3	Employment Agreement, effective as of July 10, 2023, by and between Jawad Ahsan and Offerpad Solutions Inc.	8-K	001-39641	10.1	7/6/23
10.4	Form of 2023 Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.2	7/6/23
10.5*	Offerpad Solutions Inc. Non-Employee Director Compensation Program
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: August 2, 2023	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Jawad Ahsan
Jawad Ahsan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Second Quarter 2023 Form 10-Q | 44