Form 10-Q
period 2023-09-30
Offerpad Solutions Inc.
filed 2023-11-01
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023, there were 27,232,918 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		September 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$105,999	$97,241
Restricted cash		7,409	43,058
Accounts receivable		3,874	2,350
Real estate inventory		289,597	664,697
Prepaid expenses and other current assets		6,464	6,833
Total current assets		413,343	814,179
Property and equipment, net		4,698	5,194
Other non-current assets		4,106	5,696
TOTAL ASSETS	(1)	$422,147	$825,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$6,359	$4,647
Accrued and other current liabilities		22,465	28,252
Secured credit facilities and other debt, net		237,921	605,889
Secured credit facilities and other debt - related party		37,854	60,176
Total current liabilities		304,599	698,964
Warrant liabilities		362	539
Other long-term liabilities		1,969	3,689
Total liabilities	(2)	306,930	703,192
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,233 and 15,491 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively		3	2
Class B common stock, zero shares authorized, issued and outstanding as of September 30, 2023; and $0.0001 par value, 20,000 shares authorized; 988 shares issued and outstanding as of December 31, 2022		—	—
Additional paid in capital		497,660	402,544
Accumulated deficit		(382,446)	(280,669)
Total stockholders’ equity		115,217	121,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$422,147	$825,069

________________

(1)
Our consolidated assets as of September 30, 2023 and December 31, 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $7,309 and $42,958; Accounts receivable, $1,453 and $1,841; Real estate inventory, $289,597 and $664,697; Prepaid expenses and other current assets, $742 and $212; Total assets of $299,101 and $709,708, respectively.
(2)
Our consolidated liabilities as of September 30, 2023 and December 31, 2022 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $2,158 and $1,976; Accrued and other current liabilities, $2,035 and $4,408; Secured credit facilities and other debt, net, $275,775 and $666,065; Total liabilities, $279,968 and $672,449, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data) (Unaudited)	2023	2022	2023	2022
Revenue	$234,228	$821,732	$1,073,954	$3,275,100
Cost of revenue	210,255	819,573	1,020,465	3,047,818
Gross profit	23,973	2,159	53,489	227,282
Operating expenses:
Sales, marketing and operating	27,235	55,043	98,626	190,170
General and administrative	14,124	14,640	41,316	45,418
Technology and development	2,156	2,687	6,709	9,112
Total operating expenses	43,515	72,370	146,651	244,700
Loss from operations	(19,542)	(70,211)	(93,162)	(17,418)
Other income (expense):
Change in fair value of warrant liabilities	131	1,961	177	20,162
Interest expense	(4,406)	(15,889)	(13,705)	(30,856)
Other income, net	3,837	643	5,084	671
Total other expense	(438)	(13,285)	(8,444)	(10,023)
Loss before income taxes	(19,980)	(83,496)	(101,606)	(27,441)
Income tax (expense) benefit	(6)	3,474	(171)	(35)
Net loss	$(19,986)	$(80,022)	$(101,777)	$(27,476)
Net loss per share, basic	$(0.73)	$(4.86)	$(3.90)	$(1.69)
Net loss per share, diluted	$(0.73)	$(4.86)	$(3.90)	$(1.69)
Weighted average common shares outstanding, basic	27,276	16,477	26,079	16,293
Weighted average common shares outstanding, diluted	27,276	16,477	26,079	16,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	27,225	$3	$495,668	$(362,460)	$133,211
Issuance of common stock upon vesting of restricted stock units	8	—	(25)	—	(25)
Stock-based compensation expense	—	—	2,017	—	2,017
Net loss	—	—	—	(19,986)	(19,986)
Balance at September 30, 2023	27,233	$3	$497,660	$(382,446)	$115,217

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	16,463	$2	$398,189	$(79,510)	$318,681
Issuance of common stock upon exercise of stock options	7	—	130	—	130
Issuance of common stock upon vesting of restricted stock units	9	—	(54)	—	(54)
Stock-based compensation expense	—	—	2,265	—	2,265
Net loss	—	—	—	(80,022)	(80,022)
Balance at September 30, 2022	16,479	$2	$400,530	$(159,532)	$241,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	16,479	$2	$402,544	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	14	—	53	—	53
Issuance of common stock upon vesting of restricted stock units	25	—	(78)	—	(78)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,715	1	10	—	11
Stock-based compensation expense	—	—	5,915	—	5,915
Net loss	—	—	—	(101,777)	(101,777)
Balance at September 30, 2023	27,233	$3	$497,660	$(382,446)	$115,217

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,930	$2	$389,623	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	540	—	4,671	—	4,671
Issuance of common stock upon vesting of restricted stock units	9	—	(57)	—	(57)
Stock-based compensation expense	—	—	6,293	—	6,293
Net loss	—	—	—	(27,476)	(27,476)
Balance at September 30, 2022	16,479	$2	$400,530	$(159,532)	$241,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
($ in thousands) (Unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(101,777)	$(27,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	556	764
Amortization of debt financing costs	3,080	2,160
Real estate inventory valuation adjustment	8,372	49,734
Stock-based compensation	5,915	6,293
Change in fair value of warrant liabilities	(177)	(20,162)
Change in fair value of derivative instruments	(1,994)	—
Loss on disposal of property and equipment	30	—
Changes in operating assets and liabilities:
Accounts receivable	(1,524)	(2,956)
Real estate inventory	366,728	(101,208)
Prepaid expenses and other assets	3,541	(2,988)
Accounts payable	1,712	1,444
Accrued and other liabilities	(7,507)	2,471
Net cash provided by (used in) operating activities	276,955	(91,924)
Cash flows from investing activities:
Purchases of property and equipment	(90)	(917)
Purchases of derivative instruments	(2,569)	—
Proceeds from sale of derivative instruments	2,981	—
Net cash provided by (used in) investing activities	322	(917)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	687,715	2,889,790
Repayments of credit facilities and other debt	(1,080,821)	(2,771,861)
Payment of debt financing costs	(264)	(466)
Borrowings from warehouse lending facility	21,951	—
Repayments of warehouse lending facility	(21,951)	—
Proceeds from issuance of pre-funded warrants	90,000	—
Proceeds from exercise of pre-funded warrants	11	—
Issuance cost of pre-funded warrants	(784)	—
Proceeds from exercise of stock options	53	4,898
Payments for taxes related to stock-based awards	(78)	(285)
Net cash (used in) provided by financing activities	(304,168)	122,076
Net change in cash, cash equivalents and restricted cash	(26,891)	29,235
Cash, cash equivalents and restricted cash, beginning of period	140,299	194,433
Cash, cash equivalents and restricted cash, end of period	$113,408	$223,668
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$105,999	$196,838
Restricted cash	7,409	26,830
Total cash, cash equivalents and restricted cash	$113,408	$223,668
Supplemental disclosure of cash flow information:
Cash payments for interest	$23,406	$36,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. The Company is headquartered in Chandler, Arizona and operates in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of September 30, 2023.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 9

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

The Company recorded real estate inventory valuation adjustments of $0.9 million and $27.5 million during the three months ended September 30, 2023 and 2022, respectively, and $8.4 million and $49.7 million during the nine months ended September 30, 2023 and 2022, respectively. Refer to Note 3. Real Estate Inventory, for further details.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Standards

The Company has adopted all applicable accounting standards that are in effect as of September 30, 2023. The Company does not believe that there are any other new accounting standards that have been issued, but not yet adopted that might have a material impact on its condensed consolidated financial statements.

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

Note 3. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2023	2022
Homes preparing for and under renovation	$86,129	$54,499
Homes listed for sale	124,227	440,862
Homes under contract to sell	79,241	169,336
Real estate inventory	$289,597	$664,697

Note 4. Derivative Financial Instruments

During the nine months ended September 30, 2023, the Company entered into derivative arrangements pursuant to which the Company paid a cumulative $2.6 million to acquire options on U.S. Treasury futures. These options provide the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future.

The Company recorded the $2.6 million premiums paid for the derivative instruments as derivative assets on the date the respective derivative arrangement was executed. During the three and nine months ended September 30, 2023, the Company recorded changes in the fair value of the derivative instruments of $2.7 million and $2.0 million, respectively, in Other income, net in the condensed consolidated statements of operations. As of September 30, 2023, the fair value of the derivative instruments was $1.6 million and the gross notional amount of the outstanding derivative instruments was $95.0 million.

During October 2023, the Company sold all of the outstanding derivative instruments for $1.7 million.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2023	2022
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,130	1,087
Office equipment and furniture	889	736
Software systems	386	386
Computers and equipment	265	265
Construction in progress	—	136
Property and equipment, gross	7,745	7,685
Less: accumulated depreciation	(3,047)	(2,491)
Property and equipment, net	$4,698	$5,194

Depreciation expense totaled $0.2 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.8 million during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During each of the three months ended September 30, 2023 and 2022, operating lease costs were $0.6 million, and variable and short-term lease costs were less than $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, operating lease cost was $1.8 million and $1.5 million, respectively, and variable and short-term lease costs were less than $0.1 million and $0.3 million, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.6 million and $0.5 million, during the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and $1.4 million during the nine months ended September 30, 2023 and 2022, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during both of the three and nine months ended September 30, 2023. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $0.6 million and $2.3 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s operating leases had a weighted-average remaining lease term of 2.0 years and 2.7 years, respectively, and a weighted-average discount rate of 4.3% and 4.2%, respectively.

The Company’s operating lease liability maturities as of September 30, 2023 are as follows:

($ in thousands)
Remainder of 2023	$620
2024	2,373
2025	1,103
2026	269
2027	79
2028	—
Thereafter	—
Total future lease payments	4,444
Less: Imputed interest	(175)
Total lease liabilities	$4,269

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		September 30,	December 31,
($ in thousands)	Financial Statement Line Items	2023	2022
Right-of-use assets	Other non-current assets	$3,879	$5,469
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,300	2,264
Non-current liabilities	Other long-term liabilities	1,969	3,689
Total lease liabilities		$4,269	$5,953

Note 7. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2023	2022
Payroll and other employee related expenses	8,033	10,670
Home renovation	4,118	3,168
Marketing	3,285	4,161
Operating lease liabilities	2,300	2,264
Interest	1,974	4,360
Legal and professional obligations	624	1,035
Other	2,131	2,594
Accrued and other current liabilities	$22,465	$28,252

The Company incurred advertising expenses of $8.6 million and $7.5 million during the three months ended September 30, 2023 and 2022, respectively, and $27.5 million and $38.4 million during the nine months ended September 30, 2023 and 2022, respectively.

Other long-term liabilities as of September 30, 2023 and December 31, 2022 consist of the non-current portion of our operating lease liabilities.

Note 8. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2023	2022
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$228,852	$471,860
Senior secured credit facility with a related party	9,591	17,398
Senior secured debt - other	—	89,024
Mezzanine secured credit facilities with financial institutions	10,874	49,626
Mezzanine secured credit facilities with a related party	28,263	42,778
Warehouse lending facility with a related party	—	—
Debt issuance costs	(1,805)	(4,621)
Total credit facilities and other debt, net	275,775	666,065
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	237,921	605,889
Total credit facilities and other debt - related party	37,854	60,176
Total credit facilities and other debt, net	$275,775	$666,065

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of September 30, 2023, the Company had a total borrowing capacity of $1,557.5 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $627.5 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$160,993	7.78%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	57,735	7.46%	October 2023	March 2024
Senior financial institution 3	125,000	375,000	500,000	—	7.09%	December 2023	December 2023
Related party	50,000	25,000	75,000	9,591	9.96%	March 2024	September 2024
Senior financial institution 4	30,000	45,000	75,000	10,124	9.69%	August 2024	February 2025
Senior secured credit facilities	$505,000	$745,000	$1,250,000	$238,443

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$300,000	$300,000	$600,000	$228,823	4.74%
Senior financial institution 2	200,000	200,000	400,000	123,478	4.11%
Senior financial institution 3	125,000	375,000	500,000	119,559	4.48%
Related party	50,000	25,000	75,000	17,398	6.46%
Senior secured credit facilities	$675,000	$900,000	$1,575,000	$489,258

As of September 30, 2023, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During September 2023, the Company entered into a short-term extension for its credit facility revolving period with senior financial institution 2 in order to provide additional time to finalize a renewal of the facility. Subsequently, during October 2023, the Company entered into a new credit facility with senior financial institution 2 with substantially similar terms replacing the previous facility, which, among other things, extended the maturity date of the facility to July 2025. The amendment did not change the borrowing capacity on the credit facility, which remains at $200.0 million, $100.0 million of which is committed.

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$26,333	11.00%	June 2024	June 2024
Mezzanine financial institution 1	22,500	22,500	45,000	10,874	12.50%	October 2023	March 2024
Mezzanine financial institution 2	—	112,500	112,500	—	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	1,930	13.00%	March 2024	September 2024
Mezzanine secured credit facilities	$122,500	$185,000	$307,500	$39,137

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$65,000	$32,500	$97,500	$38,937	11.00%
Mezzanine financial institution 1	45,000	45,000	90,000	31,239	9.55%
Mezzanine financial institution 2	18,387	94,113	112,500	18,387	9.50%
Related party facility 2	35,000	17,500	52,500	3,841	11.05%
Mezzanine secured credit facilities	$163,387	$189,113	$352,500	$92,404

As of September 30, 2023, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements.

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

During September 2023, the Company entered into a short-term extension for its credit facility revolving period with mezzanine financial institution 1 in order to provide additional time to finalize a renewal of the facility. Subsequently, during October 2023, the Company entered into a new credit facility with mezzanine financial institution 1 with substantially similar terms replacing the previous facility, which, among other things, extended the maturity date of the facility to July 2025 and amended the interest rate under the facility to be based on a SOFR reference rate plus a margin, with an interest rate floor. The amendment did not change the borrowing capacity on the credit facility, which remains at $45.0 million, $22.5 million of which is committed.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities

As of September 30, 2023, certain of the Company’s senior secured credit facilities and mezzanine secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

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

As of September 30, 2023, the Company was in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

As of September 30, 2023, the Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. There were no amounts outstanding under this borrowing arrangement as of September 30, 2023. The weighted-average interest rate under the Company’s other senior secured debt was 7.23% as of December 31, 2022.

Warehouse Lending Facility with a Related Party

The Company has a warehouse lending facility with a related party that is used to fund mortgage loans the Company originates and then sells to third-party mortgage servicers. As of September 30, 2023, there were no amounts outstanding on the warehouse lending facility. Refer to Note 16. Related-Party Transactions for further details.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 16

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of September 30, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instrument	$1,575	$—	$—
Liabilities
Public warrant liabilities	$225	$—	$—
Private placement warrant liabilities	$—	$—	$137

As of December 31, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$343	$—	$—
Private placement warrant liabilities	$—	$—	$196

Derivative Financial Instrument

The fair value of the Company’s options on U.S. Treasury futures is determined based on the quoted market price of such options on the valuation date.

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of ($0.1) million and ($1.4) million during the three months ended September 30, 2023 and 2022, respectively, and ($0.1) million and ($11.8) million during the nine months ended September 30, 2023 and 2022, respectively. These changes are recorded in Change in fair value of warrant liabilities in our Condensed Consolidated Statements of Operations.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$171	$1,897	$196	$9,705
Change in fair value of private placement warrants included in net loss	(34)	(589)	(59)	(8,397)
Ending balance	$137	$1,308	$137	$1,308

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2023 and 2022.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 17

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

The Pre-funded Warrants became exercisable during March 2023. During the nine months ended September 30, 2023, all of the Pre-funded Warrants were exercised, upon which, 10.7 million shares of our Class A common stock were issued. As of September 30, 2023, there were no remaining Pre-funded Warrants outstanding.

As of September 30, 2023, we had 27,232,918 shares of Class A common stock issued and outstanding.

We also have outstanding private and public warrants to purchase shares of our Class A common stock. Refer to Note 9. Warrant Liabilities.

Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our Board has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2023, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 18

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

The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board. As of September 30, 2023, the Company has granted stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and other stock or cash based awards under the 2021 Plan.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s Board; provided that, no more than 3,333,333 shares of Class A common stock may be issued under the ESPP. As of September 30, 2023, no shares have been issued under the ESPP.

Stock Options

The Company did not grant any stock option awards during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company granted stock option awards with a service vesting condition that is generally four years. The assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the nine months ended September 30, 2022 are as follows:

Expected term (in years)	6.25
Risk-free interest rate	1.63% - 3.37%
Expected volatility	57.8% - 60.0%
Dividend yield	0.0%
Fair value on grant date	$21.45 - $76.65

The following summarizes stock option activity during the nine months ended September 30, 2023:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,182	$12.47	5.82	$953
Granted	—	—
Exercised	(14)	3.72
Forfeited, canceled or expired	(73)	18.87
Outstanding as of September 30, 2023	1,095	12.16	4.65	1,571
Exercisable as of September 30, 2023	984	11.31	4.32	1,571
Vested and expected to vest as of September 30, 2023	1,095	12.16	4.65	1,571

The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $0.1 million and $35.9 million, respectively.

The weighted-average grant date fair value per option granted during the nine months ended September 30, 2022 was $41.00. No stock options were granted during the nine months ended September 30, 2023.

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to unvested stock options of $1.7 million. This expense is expected to be recognized over a weighted average period of 1.43 years. The fair value of stock options that vested during the nine months ended September 30, 2023 and 2022 were $1.5 million and $1.3 million, respectively.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted RSUs with service vesting conditions to employees and non-employee members of our Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the nine months ended September 30, 2023:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	131	$70.92
Granted	264	12.12
Vested and settled	(33)	76.71
Forfeited	(14)	72.38
Outstanding as of September 30, 2023	348	25.68

As of September 30, 2023, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of September 30, 2023, the Company had $5.7 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.40 years. The fair value of RSUs that vested and settled during the nine months ended September 30, 2023 and 2022 were $2.7 million and $0.9 million, respectively.

Performance-Based Restricted Stock Units

The Company did not grant any PSUs during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company granted PSUs which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock. Subject to the employee’s continued employment or service through the end of the performance period, the PSUs will vest based on the achievement of pre-determined price per share goals over the performance period calculated based on the average price per share over any 60 consecutive calendar-day period during the performance period. Shares earned under the PSU awards are transferred to the award holders upon the completion of the requisite service period of three years. If the average price per share does not meet the minimum price per share goal as of the last day of the performance period, the PSUs automatically will be forfeited and terminated without consideration.

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the nine months ended September 30, 2022 are as follows:

Risk-free interest rate	1.47%
Expected stock price volatility	60.0%
Expected dividend yield	0.0%
Fair value on grant date	$76.65

The following summarizes PSU award activity during the nine months ended September 30, 2023:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	129	$70.81
Granted	—	—
Vested	—	—
Forfeited	(10)	70.81
Outstanding as of September 30, 2023	119	70.81

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2023, the Company had $4.0 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 1.42 years.

Other Cash or Stock-Based Awards

During the nine months ended September 30, 2023, the Company granted long-term incentive awards which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock (“LTI Award”). Each LTI Award will become earned during the three-year performance period based on the appreciation in the price of the Company’s Class A common stock over the pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s Class A common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. To the extent that an LTI Award is earned during the performance period, half of the earned LTI Award will vest at the end of the three-year performance period, and the remaining half of the earned LTI Award will vest one year after the end of the performance period, in each case, subject to the employee’s continued service through the applicable vesting date. If the LTI Award does not become earned as of the last day of the performance period, each LTI Award automatically will be forfeited and terminated without consideration.

The LTI Awards, to the extent vested, can be settled in cash or shares of Company Class A common stock (as determined by the Compensation Committee of the Board in its discretion). As of September 30, 2023, the Company has the intent and ability to settle the LTI Awards in shares of the Company’s Class A common stock.

The Company determined the fair value of the LTI awards using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the award. The assumptions used in the Monte Carlo simulation model to determine the fair value of the LTI Awards granted during the nine months ended September 30, 2023 are as follows:

Risk-free interest rate	4.12%
Expected stock price volatility	95.0%
Expected dividend yield	0.0%
Fair value on grant date	$7.81

As of September 30, 2023, the Company had $4.1 million of unrecognized stock-based compensation expense related to unvested LTI Awards. This expense is expected to be recognized over a weighted average period of 3.20 years.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Sales, marketing and operating	$650	$553	$1,479	$1,517
General and administrative	1,242	1,603	4,155	4,334
Technology and development	125	109	281	442
Stock-based compensation expense	$2,017	$2,265	$5,915	$6,293

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 22

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2023	2022
Assets
Restricted cash	$7,309	$42,958
Accounts receivable	1,453	1,841
Real estate inventory	289,597	664,697
Prepaid expenses and other current assets	742	212
Total assets	$299,101	$709,708
Liabilities
Accounts payable	$2,158	$1,976
Accrued and other current liabilities	2,035	4,408
Secured credit facilities and other debt, net	275,775	666,065
Total liabilities	$279,968	$672,449

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(19,986)	$(80,022)	$(101,777)	$(27,476)
Denominator:
Weighted average common shares outstanding, basic	27,276	16,477	26,079	16,293
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—	—
Weighted average common shares outstanding, diluted	27,276	16,477	26,079	16,293
Net loss per share, basic	$(0.73)	$(4.86)	$(3.90)	$(1.69)
Net loss per share, diluted	$(0.73)	$(4.86)	$(3.90)	$(1.69)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	612	630	903	255
Anti-dilutive restricted stock units (1)	282	112	144	120
Anti-dilutive performance-based restricted stock units	119	135	125	139
Anti-dilutive warrants issued in connection with Business Combination	1,452	1,452	1,452	1,452

(1) Due to the net loss during each of the three and nine months ended September 30, 2023 and 2022, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 23

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

The Company recorded income tax expense of less than $0.1 million during the three months ended September 30, 2023 and an income tax benefit of $3.5 million during the three months ended September 30, 2022, and income tax expense of $0.2 million and less than $0.1 million during the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was an expense of less than 0.1% and a benefit of 4.2% for the three months ended September 30, 2023 and 2022, respectively, and an expense of 0.2% and 0.1% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate during the three and nine months ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation and state taxes. The valuation allowance recorded against our net deferred tax assets was $82.0 million as of September 30, 2023.

As of September 30, 2023, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Note 16. Related-Party Transactions

LL Credit Facilities

As of September 30, 2023, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities:

	As of September 30, 2023		As of December 31, 2022
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$75,000	$9,591	$75,000	$17,398
Mezzanine secured credit facilities with a related party	$150,000	$28,263	$150,000	$42,778

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 24

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We paid interest for borrowings under the LL facilities of $0.8 million and $2.4 million during the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $6.8 million during the nine months ended September 30, 2023 and 2022.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $1.6 million and $3.8 million during the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $14.7 million during the nine months ended September 30, 2023 and 2022, respectively, for its services, inclusive of the fees for property data services.

Pre-Funded Warrants

During the nine months ended September 30, 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors pre-funded warrants to purchase shares of the Company’s Class A common stock. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 11. Stockholders’ Equity, for further details.

Warehouse Lending Facility with FirstFunding, Inc.

During July 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originates and then sells to third-party mortgage servicers. The committed amount under the facility is $15.0 million and OPHL pays certain customary and ordinary course fees to FirstFunding under the facility, including a funding fee per loan and interest. As of September 30, 2023, there were no amounts outstanding under the facility and fees paid under the facility were immaterial during the three and nine months ended September 30, 2023.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective year-to-date periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Mr. Bair’s brother 1	$114	$115	$582	$533
Mr. Bair’s brother 2	108	108	548	502
Mr. Bair’s sister-in-law	33	32	113	94
	$255	$255	$1,243	$1,129

During the nine months ended September 30, 2023, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of long-term incentive awards (“LTI Award”). Each LTI Award will become earned during the three-year performance period based on the appreciation in the price of the Company’s Class A common stock over the pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. Refer to Note 12. Stock-Based Awards, for further details.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 25

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards, which included awards of restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	5,624	8,436	—
Mr. Bair’s brother 2	5,293	7,940	—
Mr. Bair’s sister-in-law	200	—	400
	11,117	16,376	400

Note 17. Commitments and Contingencies

Homes Purchase Commitments

As of September 30, 2023, the Company was under contract to purchase 393 homes for an aggregate purchase price of $103.3 million.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 26

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

Overview

Our Business

Offerpad is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering convenience, control, certainty, and value. Since our founding in 2015, we have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $10.5 billion of aggregate revenue through September 30, 2023.

We are headquartered in Chandler, Arizona and operate in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of September 30, 2023. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary services, we look forward to bringing our mission of providing your best way to buy and sell a home to even more homeowners and prospective home purchasers across the country.

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

During the second and third quarters of 2023, the residential real estate market conditions showed signs of stabilization and improvement compared to the first quarter of 2023 and the second half of 2022, during which the combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns negatively impacted consumer demand for residential real estate.

We generated improved operating results during the third quarter of 2023, continuing the trend from the second quarter of 2023. During the third quarter of 2023, we achieved quarter-over-quarter improvement in our gross profit margin and net loss, increases in acquisitions and inventory, and improvement in the average holding period for our homes in real estate inventory.

Although we generated improved operating results during the second and third quarters of 2023, and the residential real estate market conditions have shown signs of stabilization and improvement during those periods, mortgage interest rates and inflation remain elevated and the supply of single-family resale homes continues to be low. Further, there continues to be uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the impact of geopolitical conflicts and the direction of mortgage interest rates, which have recently reached multi-decade highs. We anticipate that the ongoing higher mortgage interest rate environment, economic uncertainties and affordability pressures, combined with the typical seasonality in the residential real estate market, will continue to impact consumer demand for residential real estate during the fourth quarter of 2023.

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 27

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

Given the challenging residential real estate market conditions during the second half of 2022 and the first quarter of 2023, we have not expanded into any new markets during 2023 and we currently do not anticipate expanding into any new markets during the remainder of the year.

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

Below is a summary of our current ancillary products and services:

•
Title and Escrow: We have a national relationship with a leading title and escrow company, through which we are able to leverage our size and scale to provide exceptional title and escrow closing services with favorable economics.
•
Offerpad Home Loans (“OPHL”): We provide access to mortgage services through our in-house mortgage solution, OPHL, or through a third-party lending partner.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 28

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

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our real estate inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter real estate inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, our average real estate inventory holding period of homes sold improved from 138 days in 2016 to 76 days during 2021, which was primarily due to the favorable housing market conditions across our markets in 2021 and improvements in our operational efficiency.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 29

During the second half of 2022 and continuing through the first quarter of 2023, consumer demand for residential real estate was negatively impacted by the combination of the rapid rise to relatively high mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns. Given our focus on risk management, and in response to this softened consumer demand, we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on then current market conditions. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall real estate inventory growth. This, in turn, led to the average holding period of homes sold increasing to 101 days during 2022, which is consistent with our expected average real estate inventory holding period and our historical norm. During the first quarter of 2023, the average holding period of homes sold continued to increase to 185 days, as we sold through our aged real estate inventory.

During the second and third quarters of 2023, the residential real estate market conditions showed signs of stabilization and improvement compared to the first quarter of 2023 and the second half of 2022. As a result, we increased our home acquisition pace during the second and third quarters of 2023, and our overall real estate inventory mix shifted to include a greater composition of newer acquired homes. This resulted in a decrease in the average real estate inventory holding period to 138 days during the second quarter of 2023, with a further decline to 76 days during the third quarter of 2023. Based on current residential real estate market conditions, we anticipate our average real estate inventory holding period in the fourth quarter of 2023 will approach our expected average real estate inventory holding period and our historical norm of around 100 days.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 30

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 31

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and homes sold, unaudited)	2023	2022	2023	2022
Gross profit (GAAP)	$23,973	$2,159	$53,489	$227,282
Gross margin	10.2%	0.3%	5.0%	6.9%
Homes sold	703	2,280	2,962	8,770
Gross profit per home sold	$34.1	$0.9	$18.1	$25.9
Adjustments:
Real estate inventory valuation adjustment - current period (1)	918	27,529	985	39,807
Real estate inventory valuation adjustment - prior period (2)	(318)	(8,955)	(58,125)	(1,205)
Interest expense capitalized (3)	235	2,508	6,270	9,579
Adjusted gross profit	$24,808	$23,241	$2,619	$275,463
Adjusted gross margin	10.6%	2.8%	0.2%	8.4%
Adjustments:
Direct selling costs (4)	(5,593)	(21,419)	(29,396)	(76,797)
Holding costs on sales - current period (5)(6)	(453)	(1,765)	(2,328)	(5,884)
Holding costs on sales - prior period (5)(7)	(72)	(405)	(2,166)	(916)
Other income, net (8)	3,837	643	5,084	671
Contribution profit (loss)	$22,527	$295	$(26,187)	$192,537
Contribution margin	9.6%	0.0%	(2.4)%	5.9%
Homes sold	703	2,280	2,962	8,770
Contribution profit (loss) per home sold	$32.0	$0.1	$(8.8)	$22.0
Adjustments:
Interest expense capitalized (3)	(235)	(2,508)	(6,270)	(9,579)
Interest expense on homes sold - current period (9)	(2,622)	(5,707)	(11,782)	(19,225)
Interest expense on homes sold - prior period (10)	(554)	(2,382)	(13,924)	(3,733)
Contribution profit (loss) after interest	$19,116	$(10,301)	$(58,163)	$160,000
Contribution margin after interest	8.2%	(1.3)%	(5.4)%	4.9%
Homes sold	703	2,280	2,962	8,770
Contribution profit (loss) after interest per home sold	$27.2	$(4.5)	$(19.6)	$18.2
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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 32

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, unaudited)	2023	2022	2023	2022
Net loss (GAAP)	$(19,986)	$(80,022)	$(101,777)	$(27,476)
Change in fair value of warrant liabilities	(131)	(1,961)	(177)	(20,162)
Adjusted net loss	$(20,117)	$(81,983)	$(101,954)	$(47,638)
Adjusted net loss margin	(8.6)%	(10.0)%	(9.5)%	(1.5)%
Adjustments:
Interest expense	4,406	15,889	13,705	30,856
Amortization of capitalized interest (1)	235	2,508	6,270	9,579
Income tax expense (benefit)	6	(3,474)	171	35
Depreciation and amortization	175	515	556	764
Amortization of stock-based compensation	2,017	2,265	5,915	6,293
Adjusted EBITDA	$(13,278)	$(64,280)	$(75,337)	$(111)
Adjusted EBITDA margin	(5.7)%	(7.8)%	(7.0)%	(0.0)%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine secured interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 33

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
					% of Revenue
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022
Revenue	$234,228	$821,732	$(587,504)	(71.5)%	100.0%	100.0%
Cost of revenue	210,255	819,573	(609,318)	(74.3)%	89.8%	99.7%
Gross profit	23,973	2,159	21,814	*	10.2%	0.3%
Operating expenses:
Sales, marketing and operating	27,235	55,043	(27,808)	(50.5)%	11.6%	6.7%
General and administrative	14,124	14,640	(516)	(3.5)%	6.0%	1.8%
Technology and development	2,156	2,687	(531)	(19.8)%	0.9%	0.3%
Total operating expenses	43,515	72,370	(28,855)	(39.9)%	18.5%	8.8%
Loss from operations	(19,542)	(70,211)	50,669	(72.2)%	(8.3)%	(8.5)%
Other income (expense)
Change in fair value of warrant liabilities	131	1,961	(1,830)	(93.3)%	0.1%	0.2%
Interest expense	(4,406)	(15,889)	11,483	(72.3)%	(1.9)%	(1.9)%
Other income, net	3,837	643	3,194	*	1.6%	0.1%
Total other expense	(438)	(13,285)	12,847	(96.7)%	(0.2)%	(1.6)%
Loss before income taxes	(19,980)	(83,496)	63,516	(76.1)%	(8.5)%	(10.1)%
Income tax (expense) benefit	(6)	3,474	(3,480)	(100.2)%	0.0%	0.4%
Net loss	$(19,986)	$(80,022)	$60,036	(75.0)%	(8.5)%	(9.7)%

* Not meaningful

Revenue

Revenue decreased by $587.5 million, or 71.5%, to $234.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 703 homes during the three months ended September 30, 2023 compared to 2,280 homes during the three months ended September 30, 2022, representing a decrease of 69%. Additionally, the average resale home price decreased from $360,000 in the three months ended September 30, 2022 to $327,000 in the three months ended September 30, 2023. The decrease in sales volumes was principally due to the impact of our reduction in home acquisition pace to allow us to manage overall real estate inventory during the second half of 2022 and throughout the first quarter of 2023 in response to the softened consumer demand for residential real estate. The decrease in average sales price per home was primarily due to our increased focus on geographic markets that tend to share relatively lower median price points as high mortgage interest rates and increased inflation in the broader economy have continued to negatively impact the residential real estate market conditions.

Although revenue decreased year over year in the third quarter, we generated a slight sequential increase in revenue from the second to the third quarter of 2023, as we increased our home acquisition pace and continued to rebuild our real estate inventory during the third quarter of 2023 as a result of the residential real estate market conditions showing signs of stabilization and improvement.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $609.3 million, or 74.3%, to $210.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily attributable to lower sales volumes and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 10.2% for the three months ended September 30, 2023 compared to 0.3% for the three months ended September 30, 2022. The increase in gross profit margin was primarily due to an increase in the difference between the average home resale price and the average home acquisition price during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and a $26.6 million decrease in the real estate inventory valuation adjustment during the respective periods. These changes were primarily due to the residential real estate market conditions showing signs of stabilization and improvement during the second and third quarters of 2023 as compared to the impact of the softened consumer demand for residential real estate that occurred during the second half of 2022 and continued through the first quarter of 2023, which caused the net realizable value for certain homes in real estate inventory to be lower than their respective cost.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 34

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $27.8 million, or 50.5%, to $27.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This represented an increase as a percentage of revenue of 490 basis points to 11.6%. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold and lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate.

General and Administrative

General and administrative expense decreased by $0.5 million, or 3.5%, to $14.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This represented an increase as a percentage of revenue of 420 basis points to 6.0%. The decrease in expense was primarily attributable to lower salaries, wages and stock-based compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate. This decrease in expense was partially offset by an increase in fees associated with our credit facilities and overall inflationary increases.

Technology and Development

Technology and development expense decreased by $0.5 million, or 19.8%, to $2.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This represented an increase as a percentage of revenue of 60 basis points. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2023 and 2022 represents gains of $0.1 million and $2.0 million, respectively, as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense decreased by $11.5 million, or 72.3%, to $4.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in expense was primarily attributable to a $914.3 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $1,149.2 million during the three months ended September 30, 2022 to $234.9 million during the three months ended September 30, 2023. This decrease was partially offset by a 2.79% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Other Income, Net

Other income, net during the three months ended September 30, 2023 represents the gain that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that are principally associated with interest rate fluctuations, and interest income earned on our cash and cash equivalents.

Income Tax (Expense) Benefit

We recorded income tax expense of less than $0.1 million and an income tax benefit of $3.5 million during the three months ended September 30, 2023 and 2022, respectively, and our effective tax rate was an expense of less than 0.1% and a benefit of 4.2% for the respective periods. Our effective tax rate during the three months ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation and state taxes.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 35

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
					% of Revenue
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022
Revenue	$1,073,954	$3,275,100	$(2,201,146)	(67.2)%	100.0%	100.0%
Cost of revenue	1,020,465	3,047,818	(2,027,353)	(66.5)%	95.0%	93.1%
Gross profit	53,489	227,282	(173,793)	(76.5)%	5.0%	6.9%
Operating expenses:
Sales, marketing and operating	98,626	190,170	(91,544)	(48.1)%	9.2%	5.8%
General and administrative	41,316	45,418	(4,102)	(9.0)%	3.9%	1.4%
Technology and development	6,709	9,112	(2,403)	(26.4)%	0.6%	0.3%
Total operating expenses	146,651	244,700	(98,049)	(40.1)%	13.7%	7.5%
Loss from operations	(93,162)	(17,418)	(75,744)	*	(8.7)%	(0.5)%
Other income (expense)
Change in fair value of warrant liabilities	177	20,162	(19,985)	(99.1)%	0.0%	0.6%
Interest expense	(13,705)	(30,856)	17,151	(55.6)%	(1.3)%	(0.9)%
Other income, net	5,084	671	4,413	*	0.5%	0.0%
Total other expense	(8,444)	(10,023)	1,579	(15.8)%	(0.8)%	(0.3)%
Loss before income taxes	(101,606)	(27,441)	(74,165)	270.3%	(9.5)%	(0.8)%
Income tax expense	(171)	(35)	(136)	388.6%	(0.0)%	(0.0)%
Net loss	$(101,777)	$(27,476)	$(74,301)	270.4%	(9.5)%	(0.8)%

* Not meaningful

Revenue

Revenue decreased by $2,201.1 million, or 67.2%, to $1,074.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 2,962 homes during the nine months ended September 30, 2023 compared to 8,770 homes during the nine months ended September 30, 2022, representing a decrease of 66%. Additionally, the average resale home price slightly decreased from $372,000 in the nine months ended September 30, 2022 to $360,000 in the nine months ended September 30, 2023. The decrease in sales volumes was principally due to the impact of our reduction in home acquisition pace to allow us to manage overall real estate inventory during the second half of 2022 and throughout the first quarter of 2023 in response to the softened consumer demand for residential real estate, as compared to the generally strong residential real estate market conditions during the first half of 2022.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $2,027.4 million, or 66.5%, to $1,020.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily attributable to lower sales volumes and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 5.0% for the nine months ended September 30, 2023 compared to 6.9% for the nine months ended September 30, 2022. The decrease in gross profit margin was primarily due to a decrease in the difference between the average home resale price and the average home acquisition price during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to the impact of the softened consumer demand for residential real estate that occurred during the second half of 2022 and continued through the first quarter of 2023. The decrease in gross profit margin was partially offset by a $41.3 million decrease in the real estate inventory valuation adjustment during the respective periods, which was primarily due to the residential real estate market conditions showing signs of stabilization and improvement during the second and third quarters of 2023 as compared to the impact of the softened consumer demand for residential real estate that occurred during the second half of 2022 and continued through the first quarter of 2023, which caused the net realizable value for certain homes in real estate inventory to be lower than their respective cost.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $91.5 million, or 48.1%, to $98.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This represented an increase as a percentage of revenue of 340 basis points to 9.2%. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold and lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate. Additionally, advertising expense decreased by $10.9 million as we reduced marketing efforts in the first half of 2023 in response to the softened consumer demand for residential real estate.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 36

General and Administrative

General and administrative expense decreased by $4.1 million, or 9.0%, to $41.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This represented an increase as a percentage of revenue of 250 basis points to 3.9%. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate, and decreased insurance costs. This decrease in expense was partially offset by an increase in fees associated with our credit facilities and overall inflationary increases.

Technology and Development

Technology and development expense decreased by $2.4 million, or 26.4%, to $6.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This represented an increase as a percentage of revenue of 30 basis points. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2023 and 2022 represents gains of $0.2 million and $20.2 million, respectively, as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense decreased by $17.2 million, or 55.6%, to $13.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in expense was primarily attributable to a $645.8 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $1,075.4 million during the nine months ended September 30, 2022 to $429.6 million during the nine months ended September 30, 2023. This decrease was partially offset by a 3.44% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Other Income, Net

Other income during the nine months ended September 30, 2023 represents interest income earned on our cash and cash equivalents, and the gain that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that are principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of $0.2 million and less than $0.1 million during the nine months ended September 30, 2023 and 2022, respectively, and our effective tax rate was an expense of 0.2% and 0.1% for the respective periods. Our effective tax rate during the nine months ended September 30, 2023 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards, stock-based compensation and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of September 30, 2023, we had cash and cash equivalents of $106.0 million and had a total undrawn borrowing capacity of $1,279.9 million, $349.9 million of which is committed and $930.0 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during each of the first three quarters of 2023, and may incur additional losses in the future. We have continued to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform, as well as investments in sales and marketing as we increase penetration in our existing markets.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 37

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

The Pre-funded Warrants became exercisable during March 2023. During the nine months ended September 30, 2023, all of the Pre-funded Warrants were exercised, upon which, 10.7 million shares of our Class A common stock were issued. As of September 30, 2023, there were no remaining Pre-funded Warrants outstanding.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$160,993	7.78%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	57,735	7.46%	October 2023	March 2024
Senior financial institution 3	125,000	375,000	500,000	—	7.09%	December 2023	December 2023
Related party	50,000	25,000	75,000	9,591	9.96%	March 2024	September 2024
Senior financial institution 4	30,000	45,000	75,000	10,124	9.69%	August 2024	February 2025
Senior secured credit facilities	$505,000	$745,000	$1,250,000	$238,443

As of September 30, 2023, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors.

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

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 38

eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured revolving credit facilities.

During September 2023, the Company entered into a short-term extension for its credit facility revolving period with senior financial institution 2 in order to provide additional time to finalize a renewal of the facility. Subsequently, during October 2023, the Company entered into a new credit facility with senior financial institution 2 with substantially similar terms replacing the previous facility, which, among other things, extended the maturity date of the facility to July 2025. The amendment did not change the borrowing capacity on the credit facility, which remains at $200.0 million, $100.0 million of which is committed.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$65,000	$32,500	$97,500	$26,333	11.00%	June 2024	June 2024
Mezzanine financial institution 1	22,500	22,500	45,000	10,874	12.50%	October 2023	March 2024
Mezzanine financial institution 2	—	112,500	112,500	—	9.50%	December 2023	December 2023
Related party facility 2	35,000	17,500	52,500	1,930	13.00%	March 2024	September 2024
Mezzanine secured credit facilities	$122,500	$185,000	$307,500	$39,137

As of September 30, 2023, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at fixed rates, which vary by facility and range from 9.5% to 13.0%.

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

During September 2023, the Company entered into a short-term extension for its credit facility revolving period with mezzanine financial institution 1 in order to provide additional time to finalize a renewal of the facility. Subsequently, during October 2023, the Company entered into a new credit facility with mezzanine financial institution 1 with substantially similar terms replacing the previous facility, which, among other things, extended the maturity date of the facility to July 2025 and amended the interest rate under the facility to be based on a SOFR reference rate plus a margin, with an interest rate floor. The amendment did not change the borrowing capacity on the credit facility, which remains at $45.0 million, $22.5 million of which is committed.

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

As of September 30, 2023, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

As of September 30, 2023, we have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. There were no amounts outstanding under this borrowing arrangement as of September 30, 2023.

Warehouse Lending Facility

We have a warehouse lending facility with a related party that is used to fund mortgage loans that we originate and then sell to third-party mortgage servicers. As of September 30, 2023, there were no amounts outstanding on the warehouse lending facility.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 39

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash provided by (used in) operating activities	$276,955	$(91,924)
Net cash provided by (used in) investing activities	322	(917)
Net cash (used in) provided by financing activities	(304,168)	122,076
Net change in cash, cash equivalents and restricted cash	$(26,891)	$29,235

Operating Activities

Net cash provided by (used in) operating activities was $277.0 million and ($91.9) million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash provided by operating activities primarily resulted from a $366.7 million decrease in real estate inventory due to an intentional reduction in real estate inventory levels given the impact of the softened consumer demand for residential real estate, which occurred during the second half of 2022 and continued through the first quarter of 2023. During this period of time, we focused on selling our existing real estate inventory of homes acquired in the first half of 2022 and significantly reduced the number of new homes acquired in the second half of 2022 and throughout the first quarter of 2023. Net cash provided by operating activities during the nine months ended September 30, 2023 was also impacted by the $101.8 million net loss during the period, which included an $8.4 million non-cash real estate inventory valuation adjustment as a result of the softened consumer demand for residential real estate.

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

Investing Activities

Net cash provided by (used in) investing activities was $0.3 million and $(0.9) million during the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by investing activities during the nine months ended September 30, 2023 represents proceeds from the sale of derivative instruments, which was partially offset by purchases of derivative instruments.

Net cash used in investing activities during the nine months ended September 30, 2022 represents purchases of property and equipment.

Financing Activities

Net cash (used in) provided by financing activities was $(304.2) million and $122.1 million during the nine months ended September 30, 2023 and 2022, respectively. Net cash used in financing activities during the nine months ended September 30, 2023 primarily consisted of $1,080.8 million of repayments of credit facilities and other debt, which was partially offset by $687.7 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $393.1 million was directly related to the decrease in financed real estate inventory during the period. This was partially offset by $90.0 million of proceeds from the issuance of pre-funded warrants, net of issuance costs of $0.8 million.

Net cash provided by financing activities during the nine months ended September 30, 2022 primarily consisted of $2,889.8 million of borrowings from credit facilities and other debt, which was partially offset by $2,771.9 million of repayments of credit facilities and other debt. This net increase in credit facility funding of $117.9 million was directly related to financing the increase in inventory during the period.

Material Cash Requirements and Other Obligations

Information regarding our material cash requirements and other obligations is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no material changes in our material cash requirements and other obligations since December 31, 2022 through September 30, 2023.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 40

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 41

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 42

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
10.1	Bonus Letter Agreement, dated July 3, 2023, by and between Benjamin Aronovitch and Offerpad Solutions Inc.	8-K	001-39641	10.3	7/6/23
10.2	Employment Agreement, effective as of July 10, 2023, by and between Jawad Ahsan and Offerpad Solutions Inc.	8-K	001-39641	10.1	7/6/23
10.3	Form of 2023 Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.2	7/6/23
10.4	Amendment No. 5 to Loan and Security Agreement and Reaffirmation of Guarantees, among Offerpad SPE Borrower A, LLC, Offerpad SPE Borrower A Holdings, LLC, and Offerpad Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders party thereto	8-K	001-39641	10.1	9/8/23
10.5+	Loan and Security Agreement, dated as of October 16, 2023, among Offerpad SPE Borrower A, LLC, as a borrower and borrower representative, JPMorgan Chase Bank, N.A., as initial lender and administrative agent, Computershare Trust Company, N.A., as paying agent and calculation agent, and the lenders party thereto.	8-K	001-39641	10.1	10/17/23
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: November 1, 2023	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Jawad Ahsan
Jawad Ahsan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Third Quarter 2023 Form 10-Q | 44