Form 10-K
period 2023-12-31
Offerpad Solutions Inc.
filed 2024-02-27
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting Class A common stock held by non-affiliates of the registrant was approximately $139.6 million.

As of February 20, 2024, there were 27,285,039 shares of Offerpad’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OFFERPAD SOLUTIONS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Offerpad Solutions Inc. | 2023 Form 10-K | 3

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express Offerpad’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, potential growth or expansion evaluations, strategies, macroeconomic trends, geopolitical concerns and the markets in which Offerpad operates.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 4

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
Our business and operating results may be significantly impacted by a number of factors, including general economic conditions, the health of the U.S. residential real estate industry, risks associated with our real estate inventory, local or regional conditions in the markets in which we operate, mortgage interest rates, down payment requirements or restrictions on mortgage financing availability, and governmental actions that impact us;
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
•
While we experienced rapid growth from inception through the first half of 2022, our business has more recently been negatively impacted by the dislocated residential real estate market conditions. If we are unable to effectively manage these conditions, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future;
•
We have had a history of losses since our inception, and we may not achieve or maintain profitability in the future;
•
Our business is dependent upon our ability to acquire, accurately value and manage real estate inventory and any decrease in availability of real estate inventory, an ineffective pricing or portfolio management strategy, inaccurate information from prospective sellers or buyers with respect to their homes or ineffective home inspections may adversely affect our business, sales and results of operations;
•
Prospective sellers and buyers of homes may choose not to transact online, which could harm our growth prospects;
•
Our business model and growth strategy depend on our marketing and partner channel efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner;
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
•
Our IT Systems and IT Systems of third parties we rely on may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of confidential information, litigation, government actions, reputational damage and other harms;
•
We collect, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any actual or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity;
•
Our ability to compete depends in part on protecting our intellectual property and other propriety information and on maintaining necessary intellectual property licenses;
•
We utilize a significant amount of indebtedness in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing; and
•
We rely on agreements with third parties to finance our business.

Offerpad Solutions Inc. | 2023 Form 10-K | 5

PART I

Item 1. Business.

Our Mission

Offerpad’s mission is to deliver the best home buying and selling experience. By using technology-enabled solutions across our digital platform, we strive to be the leading on-demand real estate solutions provider that offers customers the simplicity, peace of mind and freedom to solve their housing needs.

Who We Are

Offerpad was founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. From cash offers and flexible listing options to mortgages and buyer services, we have been helping homeowners since 2015.

We provide streamlined, data driven iBuying and real estate solutions for the on-demand customer. We pair our local expertise in residential real estate with proprietary technology to put customers in control of the process and help find the right solution that fits their needs. Our digital Solutions Center platform gives users a holistic, customer-centric experience, enabling them to efficiently sell and buy their homes online with streamlined access to ancillary products and services.

Our platform provides a unique dual approach to helping home sellers. In our cash offer service, sellers can access our website or mobile application to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. In our listing service offering, we leverage our technology, scale and logistical expertise to renovate and list a seller’s home for sale while also sometimes providing a backup cash offer to the seller, thereby providing optionality of process and certainty of outcome. Our platform provides home buyers the opportunity to browse and tour homes online and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to partner agents to advise on the purchase of a home as well as access to mortgage services through our in-house mortgage solution, Offerpad Home Loans, or through a third-party lending partner. We believe by offering both cash offer and listing services to sellers, and a guided yet flexible and customizable experience to buyers, we have reinvented the home selling and buying experience to meet the digital and on-demand needs of modern consumers.

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

Since our founding in 2015, we have transacted on homes representing approximately $10.7 billion of aggregate revenue through December 31, 2023. We believe that this revenue generation is a testament to how the simplicity and ease of iBuying and digital home sales resonates with our customers. We combine an innovative end-to-end technology platform with the expertise of local market teams to efficiently scale our operations while maintaining a physical presence in our markets that enables us to establish and maintain better relationships with our customers. This allows us to provide a fast and simple real estate experience that our customers value. For example, during the year ended December 31, 2023, we achieved a 91% Customer Satisfaction Rating and a net promoter score of 64% based on a survey of approximately 900 customers who sold their home to Offerpad during 2023.

As of December 31, 2023, Offerpad operated in over 1,700 cities and towns in 25 metropolitan markets across 15 states. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary products and services, we look forward to bringing our mission of delivering the best home buying and selling experience to even more homeowners and prospective home purchasers across the country.

We are continuously focused on providing a differentiated approach to our customers through various selling, buying and ancillary products and services in our Solutions Center.

Offerpad selling services

We offer two distinct selling services to our customers. Through our Offerpad cash offer service, customers complete a few simple steps and receive a competitive cash offer on their home within 24 hours. Customers choosing an Offerpad cash offer avoid the disruption of showing their homes, select their own closing date with the benefit of extended stay in case their new home is not ready, and enjoy complimentary free local moving. If the customer is represented by a third-party agent, we work

Offerpad Solutions Inc. | 2023 Form 10-K | 6

directly with such agent in addition to paying the agent’s fee. Through our Offerpad listing service offering, our customers essentially dual track a sale by utilizing both our personalized listing services while also sometimes having a backup cash offer. Customers opting to list with us typically enjoy the benefits of complimentary list-ready home services to prepare their home for market, such as carpet cleaning, landscape and pool maintenance, along with home improvement advances, customized marketing, and dedicated support from our Offerpad Solutions Experts or partner agents, while listing with confidence knowing they can pivot to our competitive cash offer. When a customer chooses to list their home with our Offerpad listing service, our Solutions Experts or a partner agent represent the customer throughout the process. The customer will either sell their home directly to a buyer or we will purchase the home under our initial cash offer. If a customer sells a home directly to a buyer using our listing service, we earn a service fee, typically as a percent of the sales price of the home. Our listing service offering generates higher margins than our cash offer service, but accounted for approximately 1% of our total revenue in both 2023 and 2022, although we intend to drive greater evolution of the offering and roll-out of listing service offerings across our platform.

Offerpad buying services

We are also committed to removing the stress and inconvenience associated with purchasing a home. In connection with our listing service offering and through our Solutions Center, prospective buyers have access to our Offerpad Solutions Experts, partner agents who can advise on the purchase of their home, and our ability to provide access to mortgage services through our in-house mortgage solution or through a third-party lending partner, which streamlines the home loan process for our customers. Buyers are able to visit homes on their own time and utilize digital tools to complete the inspection and closing process. Our customers benefit from a home buying process designed around them, enjoying exclusive buyer benefits including early access to Offerpad homes, savings when bundling multiple Offerpad services, local experts to guide the purchasing process, a dedicated solutions coordinator, and flexibility around their move-in date.

Renovation services

We have extended our renovation services to other businesses allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. Through this offering, we are able to leverage our existing logistics, operation and skill-sets to provide renovation services that we believe could be a more significant component of our business over time. In addition to the renovation project fee, we are also typically compensated for these renovation services with a service fee that is based on a percentage of the overall renovation project fee. Our renovation services represented less than 1% of our total revenue in both 2023 and 2022.

Expand relationships with home buyers

We continue to pursue opportunities that enable us to grow our service offerings, and offer a program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home. These services represented less than 1% of our total revenue in both 2023 and 2022.

Ancillary products and services

We also offer seamless access to ancillary products and services through our preferred providers, which currently includes title and escrow services, mortgage solutions to make it easy for buyers to finance their next home, and complimentary free local moving for sellers. The frictionless experience our customers encounter when buying and selling their homes drives customer interest in ancillary products and services, which provides significant further opportunities for bundling services and enhances our ability to capture additional market share.

Below is a summary of our current ancillary products and services:

•
Title and Escrow: We have a national relationship with a leading title and escrow company through which we are able to leverage our size and scale to provide exceptional title and escrow closing services with favorable economics.
•
Offerpad Home Loans (“OPHL”): We provide access to mortgage services through our in-house mortgage solution, OPHL, or through a third-party lending partner.
•
Bundle Rewards: The Offerpad Bundle Rewards program allows customers to receive multiple discounts when selling and buying a home with Offerpad, and by obtaining their home loan with OPHL.

Our primary goal is to be able to offer multiple services tied to the core real estate transaction, which may in the future include services such as energy efficiency solutions, smart home technology, insurance and home warranty services, all with the goal of becoming a singular solution for real estate transactions. Generally, the revenue and margin profiles of our ancillary products and services are different from our cash offer service that accounts for the vast majority of our revenues, with most

Offerpad Solutions Inc. | 2023 Form 10-K | 7

ancillary products and services having a smaller average revenue per transaction than our cash offer service, but a higher margin.

Our ancillary products and services represented less than 1% of our total revenue in both 2023 and 2022.

Our Market Opportunity

In 2023, roughly $1.9 trillion in value of homes were sold in the U.S. with approximately 4.7 million homes sold for an average home value of approximately $400,000. Despite the large market size, the vast majority of U.S. residential real estate transactions are conducted offline. As digital transactions are transforming every industry, consumers turn to technology for new and improved experiences in their daily lives. Interactions in industries such as commerce, restaurants, healthcare, automotive, and insurance have been drastically altered by digital experiences that offer new levels of convenience, efficiency, and reliability. We believe that the real estate industry is primed for a similar digital transformation as buyers and sellers of homes desire the same type of digital experience they are accustomed to from other industries. Further, we believe that the vast number of real estate brokerages, combined with the fragmentation of market share, contributes to an inconsistent experience for home buyers and sellers, offering opportunities for consolidation and integration. As of 2023, there were approximately 1.6 million licensed real estate agents and more than 100,000 U.S. real estate brokerages, with a single brokerage rarely holding more than 10% in a given market. Today, we typically purchase homes with a price of up to $750,000, which represented a potential addressable market opportunity of approximately $1.0 trillion during 2023.

Separately, through a variety of ancillary product and service opportunities, we believe we will be able to further expand our total addressable market. Vertical integration and product innovation will provide future potential opportunities including expansion of our mortgage and title solutions, as well as entry into other transaction services such as home warranty, homeowners insurance, or remodeling services.

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

Operational expertise

We know how to efficiently manage the logistical challenge of buying, renovating and selling thousands of homes across 25 differentiated markets. Since our inception to December 31, 2023, we have executed in aggregate over 77,000 buy and sale transactions and have completed nearly 34,000 home renovations. We optimize our workforce through a mix of internal employees and external contractors and have local project managers that manage the renovation in its entirety. We maintain market-by-market standards to ensure quality, cost, and time efficiency, deploying our own field automation software to enable accurate progress reporting as well as labor and material tracking.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 8

Maximizing real estate inventory turnover and increasing returns on invested capital

In order to effectively mitigate risk and maximize efficiency of the business, we aim to turn inventory quickly while maintaining our underwritten to actual sales price accuracy. We strive to minimize the number of homes we own for a long period of time, as the holding period of the home is typically a key factor of unit level performance because increased holding costs result in a direct decrease in contribution margin. As we increased our scale and improved our workflow optimization in prior years, our average real estate inventory holding period of homes sold improved from 138 days in 2016 to 101 days during 2022 and 97 days during the fourth quarter of 2023, which is consistent with our expected average real estate inventory holding period and our historical norm.

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

Our Growth Strategies

We believe we have significant untapped growth potential and intend to achieve our goals through the following strategies:

Grow share in existing markets

We plan to expand our share in our existing markets. As of December 31, 2023, we offer our services in 25 markets in the United States, which tend to share median price points of less than $550,000 and are among the top 100 metropolitan statistical areas (MSAs) in terms of annual residential real estate transactions. In 2023 and 2022, the median prices of the homes we sold were approximately $340,000 and $350,000, respectively. We intend to further increase our market penetration in these markets through additional brand marketing, strengthening local partnerships and improving customer awareness of our offerings, which we anticipate will increase our market share. Additionally, we intend to continue to evaluate adding to our catalog of offerings in order to better support our customers and capture additional share.

Opportunistic expansion into new markets

Since our founding, we have been strategic in our approach to growing our market footprint. We have historically focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. However, given the dislocated residential real estate market conditions during the second half of 2022 and the first quarter of 2023, we did not expand into any new markets during 2023. Further, given the uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the impact of geopolitical conflicts and the direction of mortgage interest rates, we currently do not anticipate expanding into any new markets in the first half of 2024 and expect to re-evaluate expansion plans in the second half of the year.

Looking forward, we intend to apply rigorous criteria to identify which additional MSAs we plan to expand into in the future. As part of our planned expansion, we have given strategic consideration to which markets we would plan to open first and what the resource requirements for establishing a presence in those markets would be. We assess each MSA on several factors including historical housing transactions, employment and population growth, median home sales price, housing supply and demand characteristics, seasonality, market risk rating, and competitor presence. We believe geographic proximity to our existing markets will allow us to leverage our in place physical presence and applicable local expertise, though we intend to also evaluate MSAs without geographic proximity to our existing markets. While we intend to be flexible in assessing the overall timing of our expansion plan and appropriate market entry points over the coming years, we have historically looked to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of new homebuilders and institutional buyers. We believe the scale and versatility of our platform should allow us to continue to expand into new markets, with our barriers to entry primarily being access to adequate capital needed to expand our operations, the tendency of consumers in a given market to adopt our digital real estate offerings and macroeconomic conditions.

As our product and service offerings continue to evolve, our new market expansion strategies will as well. For instance, we may enter into new markets to offer our renovation services, but may not offer buying and selling services in such markets.

Offerpad Solutions Inc. | 2023 Form 10-K | 9

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

Grow Offerpad listing service offering

While our listing service offering has already enabled many customers to conveniently list with us with the confidence that they can typically take advantage of a backup cash offer, we plan to further increase awareness of this service through more product centric marketing. Our goal is to expand the number of our customers selecting this service in both our existing and our future markets, enabling us to capture more customers that want the best of both iBuying and traditional real estate.

Increase renovation services

We have extended our renovation services to other businesses allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. We believe renovation services could be a more significant component of our business over time and plan to increase focus on such services in the future.

Expand relationships with home buyers

We continue to pursue opportunities that enable us to grow our service offerings, and offer a program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. We expect this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home.

Add ancillary products and services

Our product expansion strategy focuses on capitalizing on ancillary product and service opportunities beyond our current mortgage and title service offerings in order to offer multiple services tied to the core real estate transaction, allowing our customers to bundle and save. In the mid-term, we anticipate offering additional transaction services, including home warranty and insurance. Finally, in the long-term, we intend to seek to provide a personal, efficient, and hassle-free full home ownership partnership with offerings such as energy efficiency and smart home capabilities.

Marketing

Our sales and marketing efforts utilize a multichannel approach, including paid advertising, earned media and partnerships, with a focus on efficiency and low-cost growth. As our market footprint has expanded, we have optimized our marketing strategy with advanced audience segmentation methodologies, improved targeting, and attribution modeling. Going forward we will focus on increasing our local advertising efforts through a variety of channels as well as establishing a broader national advertising presence to grow brand awareness and brand affinity. Additionally, we may leverage broad reach channels that allow us to responsibly scale brand awareness.

Our Competition

The U.S. residential real estate market is highly fragmented and non-integrated. As of 2023, there were over 100,000 U.S. real estate brokerages in the United States, with a single brokerage rarely holding more than 10% share in any market. Additionally, we believe the vast majority of U.S. real estate sales are still being conducted through traditional analog methods, with only a small portion of the real estate market having transitioned to the technology driven, digital method that we offer. We compete with other instant buyers, cash offer providers and online real estate platforms, as well as institutional purchasers of residential real estate; however, we primarily compete with local real estate brokerages and the traditional way of conducting home sales.

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

Human Capital Resources

Overview

We believe that we have a talented, motivated and dedicated team, and are committed to supporting the development of all of our team members. As of December 31, 2023, we employed approximately 350 people, nearly all on a full-time basis. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees. We also engage numerous consultants and contractors to supplement our permanent workforce, primarily to assist with renovating our homes, and real estate agent partners as part of our listing service offering.

Offerpad Solutions Inc. | 2023 Form 10-K | 10

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
•
Freedom first. Providing home buyers and sellers freedom is our passion. No one should ever feel stuck. We provide simplicity, peace of mind and freedom in everything we do.
•
Every day matters. We work with a sense of urgency to deliver the best customer experience in the industry. There’s no room for hesitation. We count the days with the goal to use less, so customers can spend less time ‘real estat-ing’.
•
Results rule. We get things done. We celebrate doers. We don’t talk about what we’re going to do, we just do it. When we see a problem, we solve it.
•
Embrace our roots. Real estate is in our DNA. We know homes. We understand the people in those homes at a “living room” level and use that experience and expertise to provide the best way to buy and sell a home.

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

In fostering a diverse, equitable and inclusive environment, we are committed to hiring inclusively, providing training and development opportunities, and ensuring equitable pay for employees, and are continuing to focus on increasing diverse representation at every level of the Company. In furtherance of this, we launched a women’s employee resource group during 2023, which provides opportunities for support, networking, and community-building for employees.

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

Well-being and Hybrid Work

We are committed to supporting our employees’ well-being and safety while they are at work and in their personal lives. As part of our benefits package, we offer many physical, emotional, and financial wellness programs, mental well-being support, disability accommodations, and savings and investment tools. We also offer an optional hybrid work schedule program to better support leaders, managers, and employees in hybrid work scenarios.

Training and Talent Development

To support our strong company culture, we offer a wide range of training and development opportunities, including new employee orientation through our onboarding training sessions, which cover a range of topics including company values and culture, and other training programs that support employee growth and development.

Intellectual Property

We rely on a variety of federal, state and common law rights to protect our intellectual property. We also rely on a combination of trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights.

As of December 31, 2023, our registered IP portfolio includes: nine registered U.S. trademarks, three foreign registered trademarks, four pending U.S. trademark applications and two U.S. copyright registrations. Our trademarks registrations include “Offerpad” and the Offerpad logo, and our pending applications include taglines and trademarks for services in development by Offerpad.

We are the registered holder of a variety of domain name registrations, including “offerpad.com”.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain of our employees, consultants, contractors and business partners. Certain of our employees and

Offerpad Solutions Inc. | 2023 Form 10-K | 11

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

Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we buy and sell homes, provide real estate brokerage services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States, such as the California Consumer Privacy Act. These laws, and other similar privacy laws and regulations, are generally intended to protect the privacy and security of personal information, including customer Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. For a more detailed discussion of the risks we face in connection with privacy regulations, see “Risk Factors—Risks Related to Our Intellectual Property and Technology—We collect, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any actual or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.”

In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by HUD, and the states and municipalities in which we transact. For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CFPB (for mortgages) and/or state licensing authorities. As of December 31, 2023, OfferPad Brokerage, LLC, OfferPad Brokerage “FL”, LLC, and OfferPad Brokerage CA, Inc. hold real estate brokerage licenses in certain of our markets and certain other states.

We plan to continue providing mortgage services in the future, either through our in-house mortgage solution, or through a third-party lender. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements. These laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or

Offerpad Solutions Inc. | 2023 Form 10-K | 12

mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Risks Related to Our Business and Industry

Our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate inventory.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 13

•
increases in household debt levels;
•
volatility and general declines in the stock market;
•
federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single-family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which limited deductions of certain mortgage interest expenses and property taxes; or
•
natural disasters, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms, pandemics and other events that disrupt local, regional, or national real estate markets.

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

Economic conditions, including inflation and high mortgage rates, have historically impacted, and may continue to adversely affect, the residential real estate business and our business and financial results.

In response to inflationary pressures, the Federal Reserve Board implemented a series of increases to its benchmark interest rate during 2022 and 2023. As a result, long-term mortgage interest rates rose during the year, with the average thirty-year fixed mortgage rate peaking at over 7% in late 2022 and over 8% in late 2023, the highest level since the early 2000s. When

Offerpad Solutions Inc. | 2023 Form 10-K | 14

interest rates increase, the cost of owning a home increases, which in turn reduces the number of potential home buyers who can obtain mortgage financing and affects the prices home buyers may be willing to pay for homes.

During the first quarter of 2023, the dislocated residential real estate market conditions that persisted throughout the second half of 2022 continued to negatively impact consumer demand for residential real estate, due to the combination of the rapid rise in mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns.

Although the residential real estate market conditions started showing signs of stabilization and some improvement beginning in the second quarter of 2023, persistent challenges in mortgage financing—stemming from sustained high interest rates, potential further rate hikes, or a tightening of credit conditions—could lead to a continued decrease in demand for our homes and the services our platform provides. Such conditions could, in turn, negatively impact our business and financial performance.

While we experienced rapid growth from inception through the first half of 2022, our business has more recently been negatively impacted by the dislocated residential real estate market conditions. If we are unable to effectively manage these conditions, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future.

While we experienced rapid growth and demand for our products and service offerings from inception through the first half of 2022, our business has more recently been negatively impacted by the dislocated residential real estate market conditions. We may not be able to effectively manage these conditions and grow our business if we do not, among other things:

•
continue to increase the number of customers using our platform;
•
acquire sufficient real estate inventory at an attractive cost and quality to meet the demand for our homes;
•
successfully turnover real estate inventory in an efficient manner;
•
increase customer conversion;
•
increase our market share within existing markets and expand into new markets;
•
manage operating expenses;
•
increase our brand awareness;
•
retain adequate availability of financing sources; and
•
obtain necessary capital to meet our business objectives.

Additionally, in order to expand our operations in the future, we may need to launch new products or services in existing or new markets and may have to expand into new markets more quickly than we would if we did not operate in such a highly competitive industry. Expanding into new markets has proved and may continue to prove to be challenging, as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing uncertainty, as well as higher capital requirements, real estate inventory hold times, repair costs and transaction costs that may result in those markets being less profitable for us than those in which we currently operate in.

Further, if the macroeconomic and residential real estate market conditions continue to be challenging in the future, we may need to further stall or moderate our expansion activities, which may include pausing real estate inventory acquisitions in certain existing markets.

We have had a history of losses since our inception, and we may not achieve or maintain profitability in the future.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred net losses each year from inception, and may incur additional losses in the future. We had an accumulated deficit of $397.9 million and $280.7 million as of December 31, 2023 and 2022, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

•
our inability to grow market share in our existing markets or any new markets we may enter;
•
our expansion into new markets;
•
declines in U.S. residential real estate transaction volumes;
•
increased competition in the U.S. residential real estate industry;
•
changes in our fee structure or rates;

Offerpad Solutions Inc. | 2023 Form 10-K | 15

•
our failure to accurately price homes we acquire or changes to resale prices during the time homes are in real estate inventory;
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

Our business is dependent upon our ability to accurately value and manage real estate inventory and an ineffective pricing or portfolio management strategy may have an adverse effect on our business, sales and results of operations.

We appraise and price the homes we buy and sell using in-house proprietary data analytics technology, which continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop along the process and enabling us to operate a highly intelligent and automated workflow. This assessment includes estimates on time of possession, market conditions, renovation and holding costs, and anticipated resale proceeds. Conversion rates and customer satisfaction may be negatively impacted if valuations are too low and/or fees are too high. Additionally, following our acquisition of a home, we may need to decrease our anticipated resale price for that home if we discover defects or other conditions requiring remediation or impacting the value of the home that were unknown to us at the time of acquisition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also significantly delay our ability to renovate and resell homes in a timely manner. Moreover, these risks may be heightened when we expand into new markets where we may not have similar levels of knowledge and experience as we do in the markets where we currently operate. As a result of these factors, we may be unable to acquire or sell real estate inventory at attractive prices or to finance and manage real estate inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 16

Declining real estate valuations have resulted in, and could continue to result in, real estate inventory valuation adjustments, and property values may decline between our offer to purchase a home and the closing of such home, which could adversely affect our financial condition and operating results.

We are subject to risks inherent to declines in real estate valuations. For example, home prices can be volatile, and the values of our real estate inventory may fluctuate significantly. As a result of such fluctuations, we have in the past, and may in the future, record real estate inventory valuation adjustments. We periodically review the value of our real estate inventory to determine whether the value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record a real estate valuation adjustment in the relevant accounting period. As a result of such reviews, we recorded $8.9 million and $93.8 million of real estate inventory valuation adjustments during the years ended December 31, 2023 and 2022, respectively. These adjustments caused an immediate reduction of net income and a corresponding decrease in real estate inventory our balance sheet in the respective periods. Even if we do not determine that it is necessary or appropriate to record an inventory valuation adjustment, a reduction in the estimated net realizable value of a property could manifest over time and would therefore affect our earnings and financial condition at that time.

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

Our business is dependent upon our ability to expeditiously sell real estate inventory. Failure to expeditiously sell our real estate inventory could have an adverse effect on our business, sales and results of operations. Holding homes in real estate inventory exposes us to risks, such as increased holding costs and the risks of declining real estate valuations.

Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of real estate inventory. An over-supply of real estate inventory will generally cause downward pressure on our liquidity, sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing real estate inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep expenses, insurance expenses, property tax expenses, homeowners’ association fees, utility fees and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value, in addition to risks related to declining real estate valuations. If we have excess real estate inventory or our average days to sale increases, as occurred during the year ended December 31, 2022, our liquidity and the results of our operations will be adversely affected due to our inability to sell such real estate inventory at prices that allow us to meet margin targets or to recover our costs.

Our business is concentrated in certain geographic markets, and local or regional conditions, including economic downturns, severe weather, catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

While our business is spread across 25 metropolitan markets in the United States as of December 31, 2023, a substantial amount of our revenue is generated in certain geographic markets. For the years ended December 31, 2023 and 2022, approximately 51% and 49% of our revenue, respectively, was generated from our top five markets by revenue during 2023, which consisted of Phoenix, Tampa, Atlanta, Orlando, and Houston. As a result of this concentration, local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 17

We may be unsuccessful in launching new product and service offerings or pursuing expansion of existing product and service offerings into new markets, which could result in significant expense and may not achieve the desired results.

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and plan to expand our markets significantly in the future. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and our new service offerings, and expansion of our listing service platform may not result in the customer conversion or profitability that we expect. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and expand into additional markets are subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

Housing markets and housing stock in different areas can vary widely and certain markets may be more adaptable to our current business model than others. As our business grows, we may launch our products or services in markets that prove to be more challenging for our business model. As we expand from markets with a relatively new and homogeneous housing stock to markets with older and more diverse housing stock, we will have to adapt our business and operations to local conditions. The valuation technologies and systems that we currently use may not be as effective at accurately valuing homes in markets with older and more diverse housing stock. In addition, homes that we purchase in markets with relatively older housing stock may require more capital expenditures on improvements and repairs. We may also expand into markets with higher average home prices and fewer available homes within our target price range. If we are unable to adapt to these new markets and scale effectively, our business and results of operations may be adversely affected.

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

Our business model and growth strategy depend on our marketing and partner channel efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner.

Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth will be increased traffic to, and use of, our website and mobile application by potential customers. Our marketing and partner channel efforts may not succeed for a variety of reasons, including changes to search engine algorithms, ineffective campaigns across marketing channels, limited experience in new marketing channels and any technical difficulties customers may experience using our applications. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform. Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

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

Reductions in the availability of mortgage financing provided by government agencies and changes in government financing programs have decreased and could continue to decrease our customers’ ability or desire to obtain financing and adversely affect our business or financial results.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 18

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

The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of customers and professionals shift constantly and rapidly. Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make real estate transactions faster, easier and less stressful for our customers. The success of our business may also depend on our ability to successfully integrate additional ancillary products and services into our platform, including renovation, insurance and home warranty services. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products or services, enable smoother and more efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. Changes or additions to our products or services may not attract or engage our customers, and may reduce confidence in our products or services, negatively impact the quality of our brand, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations or otherwise harm our business. Furthermore, if we are unable to successfully anticipate or keep pace with industry changes and provide products or services that our customers want to use, on the devices they prefer, then those customers may become dissatisfied and use our competitors instead. If we are unable to continue offering high-quality, innovative products, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.

A significant portion of our costs and expenses are fixed, and we may not be able to adapt or optimize our cost structure to offset declines in our revenue.

A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies and continue to optimize our cost structure. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Certain services we use, subscriptions and fees have fixed costs and are necessary for operation of the business. The other portion of fixed costs are necessary in order to invest in future growth. Given the early stage of our business, we cannot assure you that we will be able to rationalize our fixed costs. If we are unable to effectively adapt or optimize our cost structure to offset declines in our revenue, we may experience negative effects to our business, results of operations and financial condition.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to renovate, service or repair our homes, third-party partners we rely on for referrals, such as homebuilders and online real estate websites or institutional buyers of our real estate inventory. Identifying partners, and negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.

In addition, we rely on our relationships with multiple-listing services providers (“MLS”) in all our markets both as key data sources for our pricing and for listing our real estate inventory for resale. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source real estate information faster or more efficiently than we can. If we lose existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access listing data, an inability to continue to add new listing providers or changes to the way real estate information is shared, our ability to price or list our real estate inventory for resale could be impaired and our operating results may suffer.

If we are unsuccessful in establishing or maintaining successful relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our product or increased revenues.

Offerpad Solutions Inc. | 2023 Form 10-K | 19

If the methodologies we use to assess the value and condition of homes are inaccurate, including because of the information supplied to us by prospective sellers or due to the physical inspections being ineffective, it could result in unforeseen costs and risks.

We make offers based in part on our assessment of offer requests completed by the prospective seller. While we may seek to confirm or supplement the information provided in such an offer request through our own due diligence, including physical inspections, we may rely on the information supplied to us by prospective sellers to make offer decisions, and we cannot be certain that this information is accurate. If owner-supplied information is inaccurate, we may make poor or imperfect pricing decisions and our portfolio may contain more risk than we believe. We also may conduct physical inspections of homes remotely through videos submitted to us by the sellers. It is possible that these video inspections may not be effective in identifying undisclosed issues, conditions or defects that an in-person inspection might otherwise reveal, which could result in us incurring unforeseen costs during the resale process.

Our business is dependent upon an adequate and desirable supply of real estate inventory, which is impacted by many factors. Any inability to acquire sufficient or desirable real estate inventory may adversely affect our business, sales and results of operations.

We primarily acquire homes directly from consumers and there can be no assurance of an adequate or desirable supply of such homes on terms that are attractive to us. A reduction in the availability of or access to real estate inventory could adversely affect our business, sales and results of operations. Additionally, we evaluate thousands of potential homes daily using our proprietary pricing model. If we fail to adjust our pricing to stay in line with broader market trends, or fail to recognize those trends, it could adversely affect our ability to acquire real estate inventory. We remain dependent on customers to sell us homes.

Our ongoing ability to acquire homes is critical to our business model. A lack of available or desirable homes that meet our purchase criteria may affect our ability to scale. Reductions in our acquisitions of homes may have adverse effects on our ability to reach our desired real estate inventory levels, our desired portfolio diversification and our results of operations.

During 2023, the average holding period of homes sold had a high degree of variability as a result of the mixed residential real estate market conditions that occurred during the year. During the first quarter of 2023, the average holding period of homes sold increased to 185 days as we sold through our aged real estate inventory. However, beginning in the second quarter of 2023, the residential real estate market conditions started showing signs of stabilization and improvement compared to the conditions in the first quarter of 2023 and the second half of 2022. As a result, we increased our home acquisition pace and our overall real estate inventory mix shifted to include a greater composition of newer acquired homes. This resulted in a decrease in the average real estate inventory holding period to 97 days during the fourth quarter of 2023, which is consistent with our expected average real estate inventory holding period and our historical norm.

Based on current residential real estate market conditions, combined with the impact of seasonality, we anticipate our average real estate inventory holding period in the first quarter of 2024 will reflect a slight normal seasonal increase, causing an increase in holding costs and downward pressure on sales prices and margins.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 20

There are risks related to our ownership of vacant homes and the listing of those homes for resale that are not possible to fully eliminate.

The homes in our real estate inventory generally are not occupied during the time we own them prior to resale. When a home is listed for resale, prospective buyers or their agents typically can access our homes instantly through our technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespassers and other situations that may have adverse impacts on us or the homes, including potential adverse reputational impacts. Additionally, all of these circumstances may involve significant costs to resolve that may not be fully covered by insurance, including legal costs associated with removing unauthorized visitors and occupants and additional holding and repair costs. If these increased costs are significant across our real estate inventory, both in terms of costs per home and numbers of homes impacted, this could have an adverse impact on our results of operations that is material.

Our ability to recruit and retain a sufficient number of productive independent real estate agents is critical to maintaining and growing our business and providing an adequate level of service to our customers.

We partner with independent contractor real estate agents for our brokerage business. If we are unable to successfully grow a sufficient base of productive independent real estate agents, we may be unable to maintain or grow revenues. A variety of factors impact our ability to attract and retain independent real estate agents, including but not limited to: intense competition from other brokerages; our ability to develop and deliver compelling products and services to independent real estate agents; our ability to generate high-quality leads to independent real estate agents; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents.

If we are unable to successfully recruit and retain a sufficient number of productive independent real estate agents we may be unable to maximize our revenue and market share growth.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 21

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

Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 22

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

In the event of a major earthquake, hurricane, windstorm, tornado, flood or catastrophic event such as pandemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both the resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times, increased costs and inventory valuation adjustments. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

Offerpad Solutions Inc. | 2023 Form 10-K | 23

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

Risks Related to Our Intellectual Property and Technology

Our IT Systems and IT Systems of third parties we rely on may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of confidential information, litigation, government actions, reputational damage and other harms.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personal information, as well as proprietary business information, intellectual property, and other critical information belonging to our business, customers, and employees (collectively, “Confidential Information”). We face numerous evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information.

The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. Successful breaches, employee malfeasance, or human or technological error, and various other circumstances could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of IT Systems and Confidential Information; theft of Confidential Information; the loss of access to Confidential Information or IT Systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.

We experience cyber incidents and other security incidents of varying degrees from time to time. We have implemented controls and taken other preventative actions designated to strengthen our IT Systems against security incidents. However, we cannot guarantee that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our IT Systems and Confidential Information, that we will be able to react in a timely manner, or that our remediation efforts following a cybersecurity incident will be successful.

In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might require us to make significant changes to our current practices. If there is a breach of our IT Systems, and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual (and regulatory body) and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government actions resulting in penalties or

Offerpad Solutions Inc. | 2023 Form 10-K | 24

consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars, as well as reputational and other harms.

The risk of cybersecurity incidents directed at us or our third-party partners and vendors includes threats directed through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Cybersecurity incidents may occur through uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as sophisticated and targeted measures known as advanced persistent threats. In addition, we face the risk of Confidential Information inadvertently leaking through human or technological errors. Cybersecurity threats are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, as well as our proprietary business information and intellectual property and that of our customers and employees.

Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations, such as cloud services that support our internal and customer-facing operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially materially impact our Confidential Information (our own or that of third parties, including personal information of our customers and employees) and result in the disruption of business operations. Any such compromises to our security, or that of our third-party partners or vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We collect, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any actual or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We collect, store, disclose and process personal information and other data. There are numerous federal and state laws, as well as regulations and industry guidelines and standards, regarding privacy and the collection, storing, use, processing, disclosure, and protection of personal information, the scope of which are continually changing, subject to differing interpretations, and may be inconsistent among countries and states or conflict with other laws, regulations, guidelines, and standards. Additionally, laws, regulations, guidelines and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (the “TCPA”) (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We are also subject to the terms of our own privacy policies and certain privacy-related obligations to third parties. We strive to comply with all applicable laws, regulations, policies, legal obligations and industry guidelines and standards relating to privacy, data protection and marketing and advertising activities to the extent possible. However, it is possible that these laws, regulations, policies, legal obligations, and industry guidelines and standards may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws, regulations, policies, legal obligations, and industry guidelines and standards, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. It is possible we may not be in full compliance with certain laws, regulations, policies, legal obligations, industry guidelines and standards, and any failure or perceived failure by us to comply with these requirements may result in governmental investigations or enforcement actions, litigation, loss of business and unfavorable publicity. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause significant reputational harm to our brand and our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Offerpad Solutions Inc. | 2023 Form 10-K | 25

Any significant change to applicable laws, regulations or industry guidelines and standards regarding the collection, use processing or disclosure of personal information, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that we collect, use, process, and disclose. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, processing and disclosure of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework that could result in significant costs if a business violates the law. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. In California, voters approved a ballot initiative from privacy rights advocates that augments and expands the CCPA, the California Privacy Rights Act (the “CPRA”), on November 3, 2020, which took effect on January 1, 2023 (with a look back to data collected, on or after January 1, 2022). The CPRA significantly modifies the CCPA, including by creating a new state agency that vested with the authority to implement and enforce California’s privacy laws, the California Privacy Protection Agency. Additionally, Nevada enacted a law that requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation. Numerous other states have already enacted, and are actively considering enacting privacy laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation, carry significant potential liability for our business, and could result in reputational harm. This existing and future legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies, all of which we may not be able to expend resources toward. We expect that there will continue to be new proposed laws, regulations, and industry standards and guidelines concerning privacy, data protection, and information security and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government investigations or actions, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personal information.

Further, if the trend of new data privacy laws and increasing enforcement by regulators continues, this could lead to substantial costs, require significant systems changes, divert the attention of our personnel, increase costs and subject us to additional liabilities. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

The U.S. Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, processing, dissemination, and security of data. Amongst other requirements, such standards may require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If, for example, such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including penalties and reputational harm.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 26

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

Offerpad Solutions Inc. | 2023 Form 10-K | 27

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

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could result in litigation or government action, and adversely affect our reputation and business results.

Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers, particularly in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process certain personal data in connection with these transactions that may be considered sensitive. Our detection processes may not be able to detect and prevent fraudulent activity on our mobile applications, websites and internal systems. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Fraudulent activity may result in litigation or government actions, for example, if individuals or regulators deem our fraud detection processes inadequate. Additionally, fraudulent activity may harm our reputation, causing customers and real estate partners to lose trust in us and decrease or terminate their usage of our products, or could result in financial loss, thereby harming our business and results of operations.

Offerpad Solutions Inc. | 2023 Form 10-K | 28

Risks Related to Our Liquidity and Capital Resources

We utilize a significant amount of indebtedness in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

As of December 31, 2023, we had $259.5 million aggregate principal amount of indebtedness outstanding, all of which is outstanding under asset-backed senior and mezzanine secured credit facilities. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We rely on agreements with third parties to finance our business.

We have entered into debt agreements with a limited number of counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with potential financial sources, or if we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient real estate inventory, which would adversely affect our business and results of operations. In addition, each of our secured credit facilities are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Obtaining new or replacement funding arrangements may not be possible or may be at higher interest rates or other less favorable terms.

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

For our senior and mezzanine secured credit facilities, we typically are required to repay amounts owed with respect to a financed home upon the sale of that home. There is no assurance such sale proceeds will fully cover the amounts owed. Our senior and mezzanine secured credit facilities commonly have initial terms of 18 to 24 months or less. Additionally, the borrowing capacity under our senior secured and mezzanine secured credit facilities is generally available until the end of the applicable revolving period for each facility and outstanding amounts drawn under each facility are typically required to be repaid on the facility maturity date, which is generally three-to-six months after the end of the facility’s revolving period. It may be the case that not all homes securing these arrangements will be sold on or before the maturity dates of such financing arrangements, which would mean that sale proceeds would not be available to pay the amounts due at maturity. We may also be required to repay amounts owed with respect to a financed home prior to the sale of that home and prior to maturity of the related financing facility, typically due to the home having been held in our real estate inventory for an extended period of time or, less commonly, if other unforeseen issues with the home arise during our holding period. In these situations, we may use cash on hand to repay the amounts owed or contribute other homes as additional collateral. To the extent we do not have sufficient cash or substitute collateral or are unable to draw on other financing facilities to make the required repayments, which could occur if a significant amount of our debt were to become due suddenly and unexpectedly, we would be in default under the related facility.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 29

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

Borrowings under our senior and mezzanine secured credit facilities accrue interest at variable rates and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness increase and our earnings and cash flows correspondingly decrease. Increased interest costs have also reduced the amount of debt financing that our real estate inventory can support. Assuming no change in the outstanding borrowings on our senior and mezzanine secured credit facilities, we estimate that a one percentage point increase in the Secured Overnight Financing Rate would have increased our annual interest expense by $2.6 million during the year ended December 31, 2023.

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

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations (such as the United States Inflation Reduction Act of 2022 which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations). We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and IRS or other tax authorities may challenge the positions that we take.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception, may not be profitable in the near future, and may never achieve long-term profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $735.0 million. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

Offerpad Solutions Inc. | 2023 Form 10-K | 30

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

Certain of our equityholders were in the past subject to lock-up restrictions that have expired. As a result, such equityholders are not restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the

Offerpad Solutions Inc. | 2023 Form 10-K | 31

market price of our securities. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Class A common stock, and the market price of our Class A common stock could decline if the holders of currently restricted shares or other stockholders sell their shares or are perceived by the market as intending to sell them.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 32

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

Our reverse stock split may not increase our stock price for the long term and have the desired effect of maintaining compliance with the rules of the NYSE.

In June 2023, we effected a 1-for-15 reverse stock split of our Class A common stock (the “Reverse Stock Split”). We cannot predict whether the Reverse Stock Split will increase the market price for our Class A common stock for the long term. The market price of our Class A common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Further, the Reverse Stock Split could be viewed negatively by the market and other factors may adversely affect the market price of the shares of our Class A common stock. Consequently, on a long-term basis, the market price per post-split share may not increase in proportion to the reduction of the number of shares of our Class A common stock outstanding before the implementation of the Reverse Stock Split. Accordingly, the total market capitalization of our shares of Class A common stock may be lower than the total market capitalization before the Reverse Stock Split.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 33

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting, and our auditor is required to deliver an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 34

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

Offerpad Solutions Inc. | 2023 Form 10-K | 35

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future, or could cause us to fall out of compliance with NYSE listing rules.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 36

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team composed primarily of members of management, including our Director of IT Operations, that is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to maintain, assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training — including phishing and malware simulations — of all of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes relevant procedures for evaluating the materiality of identified cybersecurity incidents, and reporting and responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we cannot eliminate all risks from cybersecurity threats, or provide assurance that our operations, business strategy, results of operations, or financial condition will not be materially affected in the future by such risks or any future material cybersecurity incidents. For additional information about our cybersecurity related risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Offerpad Solutions Inc. | 2023 Form 10-K | 37

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from our management-led Enterprise Risk Management Committee on our cybersecurity risks and mitigation initiatives. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The board of directors also receives briefings from senior management on our cyber risk management program.

Our information technology management team, along with our externally managed security operations center, is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes background in cybersecurity and information technology operations, with a focus on cybersecurity, data privacy, information technology governance, and risk management. The team is proficient in conducting vulnerability assessments, analyzing security logs, and implementing necessary security controls, with knowledge in cloud technologies and computing, database management, DevOps, and quality engineering.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

We lease our existing corporate headquarters in Chandler, Arizona, along with field office facilities in most of the metropolitan markets in which we operate in the United States.

Additionally, we have entered into a lease agreement for new corporate headquarters office space in Tempe, Arizona, which commenced during January 2024.

Item 3. Legal Proceedings.

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations and cash flows.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition, results of operations or cash flows for that reporting period could be adversely impacted, perhaps materially.

Item 4. Mine Safety Disclosures.

Not applicable.

Offerpad Solutions Inc. | 2023 Form 10-K | 38

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Class A Common Stock

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OPAD.”

Prior to November 15, 2023, our warrants were traded on the NYSE under the symbol “OPAD WS.” On November 15, 2023, we received notice from the NYSE that our public warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and that the NYSE Regulation has determined to commence proceedings to delist the warrants. The public warrants were later delisted from the NYSE and have subsequently been trading on the OTC Markets Group Pink Market under the symbol “OPADW.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Class B Common Stock

Prior to the our 2023 annual meeting of stockholders on June 8, 2023 ( the “Annual Meeting”), there was no established public trading market for our outstanding shares of Class B common stock, all of which were owned by Brian Bair, our Chief Executive Officer and Founder, or entities controlled by Mr. Bair. Following the conclusion of the Annual Meeting, Mr. Bair effected a voluntary conversion of all shares of Class B common stock beneficially owned by him to an equivalent number of shares of Class A common stock (the “Voluntary Class B Conversion”). Following the Voluntary Class B Conversion, there were no issued and outstanding shares of our Class B common stock.

Holders of Record

Class A Common Stock

As of February 16, 2024, there were 50 registered holders of our Class A common stock, and four registered holders of our warrants that were issued in connection with the Business Combination. Because many of our shares of Class A common stock and warrants are held by banks, brokers and other financial institutions on behalf of shareholders, there are a greater number of shareholders represented by these registered holders.

Class B Common Stock and Class C Common Stock

In connection with the Voluntary Class B Conversion, our board of directors approved amendments to our Certificate of Incorporation to, among other things, eliminate the authorization of and references to Class B common stock and Class C common stock, and make related technical, non-substantive and conforming changes. Upon the recommendation of the board of directors, our stockholders approved the amendments at the Annual Meeting. As a result of the amendments, we are no longer authorized to issue any shares of Class B Common Stock or Class C Common Stock.

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

Sales of Unregistered Equity Securities

Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 1, 2023, no unregistered sales of our equity securities were made during the year ended December 31, 2023.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended December 31, 2023.

Offerpad Solutions Inc. | 2023 Form 10-K | 39

Stock Performance Graph

The following graph illustrates the total return from September 1, 2021 through December 31, 2023, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the NASDAQ Real Estate and Other Financial Services Index. The graph assumes that $100 was invested on September 1, 2021 in each of our Class A common stock, the Russell 2000 Index, and the NASDAQ Real Estate and Other Financial Services Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Offerpad Solutions Inc. | 2023 Form 10-K | 40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 items and the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in the 2022 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Our Business

Offerpad is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering simplicity, peace of mind, freedom, and value. Since our founding in 2015, we have created a pioneering iBuying company and leading on-demand real estate marketplace that has transacted on homes representing approximately $10.7 billion of aggregate revenue through December 31, 2023.

We are currently headquartered in Chandler, Arizona and operated in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of December 31, 2023. As we expand further into our existing markets, launch new markets, and develop a wide range of new ancillary products and services, we look forward to bringing our mission of delivering the best home buying and selling experience to even more homeowners and prospective home purchasers across the country.

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

The residential real estate market conditions were mixed over the course of 2023. During the first quarter of 2023, the dislocated market conditions that persisted throughout the second half of 2022 continued to negatively impact consumer demand for residential real estate, due to the combination of the rapid rise in mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns.

Beginning in the second quarter of 2023, the residential real estate market conditions started showing signs of stabilization and some improvement compared to the conditions in the first quarter of 2023 and the second half of 2022. As a result, we generated improved operating results during both the second and third quarters of 2023, including improved gross profit margin and net loss, increases in acquisitions and inventory, and improvement in the average holding period for our homes in real estate inventory.

During the fourth quarter of 2023, volatility in the mortgage interest rate environment continued, with rates steadily increasing from the end of September through late October, before declining over one full percentage point by the end of the year. While our revenue and net loss during the fourth quarter of 2023 improved on a quarter-over-quarter basis, the ongoing mortgage rate volatility, combined with the impact of typical seasonality in the residential real estate market, in which fewer real estate transactions generally occur during the fall and winter, continued to have an impact on our operating results during the fourth quarter of 2023.

Although our operating results generally improved from the second quarter of 2023 through the end of the year, the impact of elevated inflation levels and the higher mortgage interest rate environment, which has reduced the affordability of homes, combined with the limited supply of single-family resale homes, has required us to use pricing adjustments and other incentives, which negatively impacted our operating results during 2023. Further, there continues to be uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the impact of geopolitical conflicts and the direction of mortgage interest rates, which have continued to fluctuate during the first quarter of 2024. We anticipate that the ongoing higher mortgage interest rate environment, economic uncertainties and affordability pressures, combined with seasonal fluctuations in the residential real estate market, will continue to impact consumer demand for residential real estate during the first quarter of 2024. Due to these conditions, we’re proactively optimizing our capital

Offerpad Solutions Inc. | 2023 Form 10-K | 41

allocation across our highest performing and most efficient markets, and may be required to use similar pricing adjustments and incentives in the future.

Our Business Model

Revenue Model

Our mission is to deliver the best home buying and selling experience. Offerpad was founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. Our cash offer service is our flagship offering, allowing customers to sell on their own schedule and without the hassle of showings, open houses, and aligning closing dates with the purchase date of their new home. However, this is only one of several offerings within our Solutions Center designed to meet the unique needs of our customers. With our Offerpad listing service offering, customers partner with Offerpad to list their home for sale on the open market while typically enjoying the benefits of complimentary list-ready home services to prepare their home for market, such as carpet cleaning, landscape and pool maintenance, along with home improvement advances, customized marketing, and dedicated support from our Offerpad Solutions Experts or partner agents to help them find their next home. Through the Offerpad listing service offering, our customers may essentially dual track a sale by utilizing both our personalized listing services while also sometimes having a backup cash offer.

We typically acquire homes directly from individual sellers. After purchasing the home, we typically make necessary repairs and upgrades before listing it for sale on our platforms and Multiple Listing Services (“MLS”). In some cases, we will secure an end buyer prior to purchasing the property and will either assign the purchase contract or resell the home shortly after acquisition without renovating the home. We resell these homes to both individual consumer and institutional investor buyers. Currently, revenues from home sales through our cash offer service are our primary source of revenue; however, we expect greater contribution from our listing service offering as we drive expansion of this offering and from ancillary products and services in the future as our full product offering expands and matures.

Offers

We generate demand for our services through traditional media, digital media, organic referral, and partnership channels. Partnership channels include relationships with homebuilders, brokerages, and complementary industry partners. Interested home sellers visit our desktop or mobile website or application and fill out a short questionnaire about their home. If the home fits our eligible criteria, the customer is contacted within 24 hours via email, phone, or text to deliver and discuss Offerpad’s cash purchase offer and review any other services that may be of interest to the customer, including our listing and buyer representation services and our mortgage solutions offerings. If a customer chooses to list their home with our Offerpad listing service, once a customer sells a home directly to a buyer using the listing service, we earn a service fee, typically as a percentage of the sales price of the home.

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

If renovations were deemed necessary in the underwriting process, an Offerpad Project Manager will begin coordinating the renovation after we close on the home purchase. We utilize a mix of Offerpad employed foreman and crew members as well as third-party specialists to execute necessary renovations. Our renovation strategy is focused on maximizing return through accretive upgrades and ensuring the home is in list-ready condition and is continually refined based on market level trends. We actively manage our internal crews and external vendor network through quality, cost, and timeliness evaluations.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 42

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

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $1.9 trillion in value of homes transacted in 2023 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (NAR). In 2023, we estimate that we captured roughly 0.5% market share across our then active 25 markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 25 markets as of December 31, 2023, which covered roughly 22% of the 4.7 million homes sold in the United States in 2023. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term, although new market expansion typically generates lower initial margins as we begin operations that increase as we scale volumes. Also, because of our strategic approach to renovations, as well as the listing and buyer representation of our listing service product, we believe a significant portion of the total addressable market is serviceable with our business model. However, given the dislocated residential real estate market conditions during the second half of 2022 and the first quarter of 2023, we did not expand into any new markets during 2023. Further, given the uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the impact of geopolitical conflicts and the direction of mortgage interest rates, we currently do not anticipate expanding into any new markets in the first half of 2024 and expect to re-evaluate expansion plans in the second half of the year.

While we intend to be flexible in assessing the overall timing of our expansion plan and appropriate market entry points over the coming years, we have historically looked to expand into new markets with qualities similar to our existing markets, including median price point, annual transaction count, as well as strong presence of new homebuilders and institutional buyers. We believe the scale and versatility of our platform should allow us to continue to expand into new markets, with our primary barriers to entry consisting largely of capital needed to expand operations, the tendency of consumers to adopt our real estate offerings and macroeconomic conditions.

As our product and service offerings continue to evolve, our new market expansion strategies will as well. For instance, we may enter into new markets to offer our renovation services, but may not offer buying and selling services in such markets.

Renovation Services

We have extended our renovation services to other businesses allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. Through this offering, we are able to leverage our existing logistics, operation and skill-sets to provide renovation services that we believe could be a more significant component of our business over time. In addition to the renovation project fee, we are also typically compensated for these renovation services with a service fee that is based on a percentage of the overall renovation project fee. Our renovation services represented less than 1% of our total revenue in both 2023 and 2022.

Expand Relationships with Home Buyers

We continue to pursue opportunities that enable us to grow our service offerings, and offer a program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect this program will allow us to help more homeowners sell their home and expand our ability to reach more

Offerpad Solutions Inc. | 2023 Form 10-K | 43

customers, while also providing customers with the benefit of receiving an optimized offer for their home. These services represented less than 1% of our total revenue in both 2023 and 2022.

Ancillary Products and Services

Core to our long-term strategy is a suite of offerings to meet the unique needs of our customers. As such, we view adding both additional products and services as well as additional product specific features as critical to supporting this strategy. We aim to deliver our offerings to customers in a smooth, efficient, digital driven platform, focused on transparency and ease of use. The primary goal is to be able to offer multiple services tied to the core real estate transaction, allowing customers to bundle and save. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our cash offering service that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

Below is a summary of our current ancillary products and services:

•
Title and Escrow: We have a national relationship with a leading title and escrow company through which we are able to leverage our size and scale to provide exceptional title and escrow closing services with favorable economics.
•
Offerpad Home Loans (“OPHL”): We provide access to mortgage services through our in-house mortgage solution, OPHL, or through a third-party lending partner.
•
Bundle Rewards: The Offerpad Bundle Rewards program allows customers to receive multiple discounts when selling and buying a home with Offerpad, and by obtaining their home loan with OPHL.

Our ancillary products and services represented less than 1% of our total revenue in both 2023 and 2022.

Unit Economics

We view Contribution Margin and Contribution Margin after Interest (see “—Non-GAAP Financial Measures”) as key performance indicators for unit economic performance, which are currently primarily driven by our cash offer transactions. Future financial performance improvements are expected to be driven by expanding unit level margins through initiatives such as:

•
Continued optimization of acquisition, renovation, and resale processes and strategies, as we increase our market penetration in existing markets;
•
Effectively increasing and expanding our listing service business alongside the cash offer business, optimizing customer and agent community engagement and increasing conversion of requests for home purchases; and
•
Introducing and scaling additional ancillary products and services to complement our core cash offer and listing service products.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 44

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

During the second half of 2022 and continuing through the first quarter of 2023, consumer demand for residential real estate was negatively impacted by the combination of the rapid rise in mortgage interest rates, increased inflation in the broader economy, volatility in the stock market, and various other macroeconomic and geopolitical concerns. Given our focus on risk management, and in response to this softened consumer demand, we adapted our business model, which included optimizing our cost structure, and adjusting our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on then current market conditions. These actions resulted in a significant reduction in our home acquisition pace to allow us to manage overall real estate inventory growth. This, in turn, led to the average holding period of homes sold increasing to 101 days during 2022.

During 2023, the average holding period of homes sold had a high degree of variability as a result of the mixed residential real estate market conditions that occurred during the year. During the first quarter of 2023, the average holding period of homes sold increased to 185 days as we sold through our aged real estate inventory. However, beginning in the second quarter of 2023, the residential real estate market conditions started showing signs of stabilization and improvement compared to the conditions in the first quarter of 2023 and the second half of 2022. As a result, we increased our home acquisition pace and our overall real estate inventory mix shifted to include a greater composition of newer acquired homes. This resulted in a decrease in the average real estate inventory holding period to 97 days during the fourth quarter of 2023, which is consistent with our expected average real estate inventory holding period and our historical norm.

Based on current residential real estate market conditions, combined with the impact of seasonality, we anticipate our average real estate inventory holding period in the first quarter of 2024 will reflect a slight normal seasonal increase to around 115 days.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 45

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

Offerpad Solutions Inc. | 2023 Form 10-K | 46

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages and homes sold, unaudited)	2023	2022
Gross profit (GAAP)	$70,181	$182,422
Gross margin	5.3%	4.6%
Homes sold	3,674	10,635
Gross profit per home sold	$19.1	$17.2
Adjustments:
Real estate inventory valuation adjustment - current period (1)	837	58,413
Real estate inventory valuation adjustment - prior period (2)	(58,125)	(1,205)
Interest expense capitalized (3)	7,234	12,660
Adjusted gross profit	$20,127	$252,290
Adjusted gross margin	1.5%	6.4%
Adjustments:
Direct selling costs (4)	(35,225)	(97,381)
Holding costs on sales - current period (5)(6)	(3,357)	(8,342)
Holding costs on sales - prior period (5)(7)	(2,166)	(918)
Other income, net (8)	6,149	1,532
Contribution (loss) profit	$(14,472)	$147,181
Contribution margin	(1.1)%	3.7%
Homes sold	3,674	10,635
Contribution (loss) profit per home sold	$(3.9)	$13.8
Adjustments:
Interest expense capitalized (3)	(7,234)	(12,660)
Interest expense on homes sold - current period (9)	(15,289)	(32,022)
Interest expense on homes sold - prior period (10)	(13,924)	(3,737)
Contribution (loss) profit after interest	$(50,919)	$98,762
Contribution margin after interest	(3.9)%	2.5%
Homes sold	3,674	10,635
Contribution (loss) profit after interest per home sold	$(13.9)	$9.3

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

Offerpad Solutions Inc. | 2023 Form 10-K | 47

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages, unaudited)	2023	2022
Net loss (GAAP)	$(117,218)	$(148,613)
Change in fair value of warrant liabilities	(68)	(23,522)
Adjusted net loss	$(117,286)	$(172,135)
Adjusted net loss margin	(8.9)%	(4.4)%
Adjustments:
Interest expense	18,859	45,991
Amortization of capitalized interest (1)	7,234	12,660
Income tax expense	163	359
Depreciation and amortization	728	1,022
Amortization of stock-based compensation	7,915	8,307
Adjusted EBITDA	$(82,387)	$(103,796)
Adjusted EBITDA margin	(6.3)%	(2.6)%
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

Cost of Revenue

Cost of revenue consists of the initial home purchase costs, renovation costs, holding costs and interest incurred during the renovation period, prior to the listing date and real estate inventory valuation adjustments, if any. These costs are accumulated in real estate inventory up until the home is ready for resale, and then charged to cost of revenue under the specific identification method when the property is sold.

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

General and Administrative

General and administrative expenses consist primarily of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel. General and administrative expense also includes third-party professional service fees, insurance, and rent expense.

Offerpad Solutions Inc. | 2023 Form 10-K | 48

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

Interest Expense

Interest expense consists primarily of interest on borrowings, including amortization of debt issuance costs related to our senior secured credit facilities, mezzanine secured credit facilities and other debt. Borrowings under the senior secured credit facilities and mezzanine secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate plus a margin.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, changes in the fair value of derivative financial instruments that are entered into to manage risks that are principally associated with interest rate fluctuations and gains from the disposal of property and equipment.

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

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2023, 2022, and 2021.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 49

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the periods presented:

	Year Ended December 31,
					% of Revenue
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022
Revenue	$1,314,412	$3,952,314	$(2,637,902)	(66.7)%	100.0%	100.0%
Cost of revenue	1,244,231	3,769,892	(2,525,661)	(67.0)%	94.7%	95.4%
Gross profit	70,181	182,422	(112,241)	(61.5)%	5.3%	4.6%
Operating expenses:
Sales, marketing and operating	116,558	238,931	(122,373)	(51.2)%	8.9%	6.0%
General and administrative	50,091	58,718	(8,627)	(14.7)%	3.8%	1.5%
Technology and development	7,945	12,090	(4,145)	(34.3)%	0.6%	0.3%
Total operating expenses	174,594	309,739	(135,145)	(43.6)%	13.3%	7.8%
Loss from operations	(104,413)	(127,317)	22,904	(18.0)%	(8.0)%	(3.2)%
Other income (expense)
Change in fair value of warrant liabilities	68	23,522	(23,454)	(99.7)%	0.0%	0.6%
Interest expense	(18,859)	(45,991)	27,132	(59.0)%	(1.4)%	(1.2)%
Other income, net	6,149	1,532	4,617	301.4%	0.5%	0.0%
Total other expense	(12,642)	(20,937)	8,295	(39.6)%	(0.9)%	(0.6)%
Loss before income taxes	(117,055)	(148,254)	31,199	(21.0)%	(8.9)%	(3.8)%
Income tax expense	(163)	(359)	196	(54.6)%	(0.0)%	(0.0)%
Net loss	$(117,218)	$(148,613)	$31,395	(21.1)%	(8.9)%	(3.8)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Revenue decreased by $2,637.9 million, or 66.7%, to $1,314.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to lower sales volumes and a lower average sales price. We sold 3,674 homes during the year ended December 31, 2023 compared to 10,635 homes during the year ended December 31, 2022, representing a decrease of 65.5%. Additionally, the average resale home price decreased by 4.3% from $371,000 in the year ended December 31, 2022 to $355,000 in the year ended December 31, 2023. The decrease in sales volumes was principally due to the impact of our intentional reduction in home acquisition pace to allow us to manage overall real estate inventory in response to the dislocated residential real estate market conditions that persisted throughout the second half of 2022 and continued to negatively impact consumer demand for residential real estate through the first quarter of 2023, as compared to the generally strong residential real estate market conditions during the first half of 2022. The decrease in average sales price per home was primarily due to our increased focus on geographic markets that tend to share relatively lower median price points as elevated mortgage interest rates and inflation in the broader economy have continued to negatively impact the residential real estate market conditions, as well as refining our target home purchase price range to focus on acquiring homes with the greatest price stability within each market.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $2,525.7 million, or 67.0%, to $1,244.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily attributable to lower sales volumes and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 5.3% for the year ended December 31, 2023 compared to 4.6% for the year ended December 31, 2022. The increase in gross profit margin was primarily due to an $84.9 million decrease in the real estate inventory valuation adjustment during the respective periods, which was primarily due to the residential real estate market conditions showing signs of stabilization and some improvement beginning in the second quarter of 2023, as compared to the impact of the dislocated residential real estate market conditions that persisted throughout the second half of 2022, which caused the net realizable value for certain homes in real estate inventory to be lower than their respective cost. The increase in gross profit margin was partially offset by a decrease in the difference between the average home resale price and the average home acquisition price during the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to the impact of the softened consumer demand for residential real estate that occurred during the second half of 2022 and continued through the first quarter of 2023. Further, during the year ended December 31, 2023, the combination of the elevated inflation levels and the higher mortgage interest rate environment, which reduced home affordability, and the limited supply of single-family resale homes, required us to use pricing adjustments and other incentives, which negatively impacted our gross profit margin. We may continue to employ such adjustments and incentives if this environment continues.

Offerpad Solutions Inc. | 2023 Form 10-K | 50

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $122.4 million, or 51.2%, to $116.6 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This represented an increase as a percentage of revenue of 290 basis points to 8.9%. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold, and lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate. Additionally, advertising expense decreased by $15.6 million as we reduced marketing efforts during 2023 in response to the softened consumer demand for residential real estate.

General and Administrative

General and administrative expense decreased by $8.6 million, or 14.7%, to $50.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This represented an increase as a percentage of revenue of 230 basis points to 3.8%. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate, and decreased insurance costs. This decrease in expense was partially offset by an increase in fees associated with our credit facilities and overall inflationary increases.

Technology and Development

Technology and development expense decreased by $4.1 million, or 34.3%, to $7.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This represented an increase as a percentage of revenue of 30 basis points. The decrease in expense was primarily attributable to lower employee compensation costs associated with decreased average employee headcount as a result of the softened consumer demand for residential real estate.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the years ended December 31, 2023 and 2022 represents gains of $0.1 million and $23.5 million, respectively, as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Interest Expense

Interest expense decreased by $27.1 million, or 59.0%, to $18.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in expense was primarily attributable to a $370.2 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $790.7 million during the year ended December 31, 2022 to $420.5 million during the year ended December 31, 2023. This decrease was partially offset by a 3.1% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Other Income, Net

Other income, net during the year ended December 31, 2023 principally represents interest income earned on our cash and cash equivalents, and the gain that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into during 2023 to manage risks that are principally associated with interest rate fluctuations. Other income, net during the year ended December 31, 2022 principally represents interest income earned on our cash and cash equivalents.

Income Tax Expense

We recorded income tax expense of $0.2 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively, and our effective tax rate was an expense of (0.1)% and (0.2)% for the respective periods. Our effective tax rate for each of the years ended December 31, 2023 and December 31, 2022 differed from the federal statutory rate of 21% primarily due to the valuation allowance recorded on our deferred tax assets and state taxes. We record a full valuation allowance on our deferred tax assets, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of December 31, 2023, we had cash and cash equivalents of $76.0 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $792.5 million, $302.7 million of which is committed and $489.8 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception, and may incur additional losses in the future. We have continued to invest in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our

Offerpad Solutions Inc. | 2023 Form 10-K | 51

software and technology platform, as well as investments in sales and marketing as we increase market penetration in our existing markets.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our real estate inventory and expand our operations. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets, rising interest rates and softening consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

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

The Pre-funded Warrants became exercisable during March 2023. All of the Pre-funded Warrants were subsequently exercised, upon which, 10.7 million shares of our Class A common stock were issued. As of December 31, 2023, there were no remaining Pre-funded Warrants outstanding.

Financing Activities

Our financing activities primarily include borrowing under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity (including the issuance of the Pre-funded Warrants, as discussed above). Historically, we have required access to external financing resources in order to fund growth, penetration in existing markets, expansion into new markets and other strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$135,676	7.91%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	55,541	7.61%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	6,453	7.11%	January 2025	April 2025
Related party	30,000	20,000	50,000	6,289	10.05%	March 2025	September 2025
Senior financial institution 4	30,000	45,000	75,000	18,984	8.42%	August 2024	February 2025
Senior secured credit facilities	$460,000	$415,000	$875,000	$222,943

Offerpad Solutions Inc. | 2023 Form 10-K | 52

As of December 31, 2023, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under our control. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured revolving credit facilities.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$22,250	11.56%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	11,198	12.79%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	1,506	9.55%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	1,553	13.05%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$36,507

As of December 31, 2023, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

Our secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth).

As of December 31, 2023, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. There were no amounts outstanding under this borrowing arrangement as of December 31, 2023. The weighted-average interest rate under our other senior secured debt was 7.23% as of December 31, 2022.

Warehouse Lending Facility with a Related Party

We have a warehouse lending facility with a related party that is used to fund mortgage loans that we originate and then sell to third-party mortgage servicers. As of December 31, 2023, there were no amounts outstanding on the warehouse lending facility.

Offerpad Solutions Inc. | 2023 Form 10-K | 53

Cash Flows

The following summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$261,632	$305,402
Net cash provided by (used in) investing activities	1,985	(1,070)
Net cash used in financing activities	(323,982)	(358,466)
Net change in cash, cash equivalents and restricted cash	$(60,365)	$(54,134)

Operating Activities

Net cash provided by operating activities was $261.6 million and $305.4 million for the years ended December 31, 2023 and 2022, respectively. In 2023, net cash provided by operating activities primarily resulted from a $379.3 million decrease in real estate inventory due to an intentional reduction in real estate inventory levels as a result of the dislocated residential real estate market conditions that persisted throughout the second half of 2022 and continued to negatively impact consumer demand for residential real estate through the first quarter of 2023. During this period of time, we focused on selling our existing real estate inventory of homes and significantly reduced the number of new homes acquired. This intentional reduction in real estate inventory levels through the first quarter of 2023 was partially offset by a general increase in our home acquisition pace throughout the remainder of 2023, resulting in increased levels of real estate inventory compared to the end of the first quarter of 2023, as the residential real estate market conditions started showing signs of stabilization and some improvement beginning in the second quarter of 2023. Net cash provided by operating activities during the year ended December 31, 2023 was also impacted by the $117.2 million net loss during the period, which included an $8.9 million non-cash real estate inventory valuation adjustment, the majority of which was recorded in the first quarter of 2023 as a result of dislocated residential real estate market conditions.

In 2022, net cash provided by operating activities primarily resulted from a $374.1 million decrease in real estate inventory due to an intentional reduction in inventory levels given the dramatic decline in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the remainder of the year. During this period of time, we focused on selling our existing inventory of homes acquired in the first half of the year and significantly reduced the number of new homes acquired in the second half of the year. Net cash provided by operating activities during the year ended December 31, 2022 was also impacted by the $148.6 million net loss during the year, which included a $93.8 million non-cash inventory valuation adjustment as a result of the softening consumer demand for residential real estate, and a $23.5 million non-cash gain as a result of the fair value adjustment of the warrant liabilities.

Investing Activities

Net cash provided by (used in) investing activities was $2.0 million and $(1.1) million and for the years ended December 31, 2023 and 2022, respectively. Net cash provided by investing activities during 2023 principally represents proceeds from the sale of derivative instruments, which was partially offset by purchases of derivative instruments during the year.

Net cash used in investing activities during 2022 represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $324.0 million and $358.5 million for the years ended December 31, 2023 and 2022, respectively. Net cash used in financing activities during 2023 primarily consisted of $1,286.8 million of repayments of credit facilities and other debt, which was partially offset by $875.6 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $411.2 million was directly related to the decrease in financed real estate inventory during the period. This was partially offset by $90.0 million of proceeds from the issuance of pre-funded warrants, net of issuance costs of $0.8 million.

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

Credit Facilities and Other Debt

As of December 31, 2023, we had aggregate outstanding principal amounts on our senior and mezzanine secured credit facilities of $222.9 million and $36.5 million, respectively. Estimated interest payments, which have been calculated using the

Offerpad Solutions Inc. | 2023 Form 10-K | 54

applicable variable interest rate in existence at December 31, 2023 over an assumed holding period of 97 days, total $5.0 million and $1.4 million under the respective facilities. Borrowings under the senior and mezzanine secured credit facilities are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months from December 31, 2023.

Home Purchase Commitments

As of December 31, 2023, we were under contract to purchase 500 homes for an aggregate purchase price of $135.1 million, all of which are expected to close within 12 months.

Other Purchase Obligations

We have other purchase obligations which principally include commitments relating to insurance, information technology, administration services, and marketing. As of December 31, 2023, we had other purchase obligations of $7.3 million, with $5.8 million payable within 12 months.

Operating Leases

We have operating lease arrangements consisting of our existing corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which we operate in the United States. As of December 31, 2023, we had $3.8 million of total future lease payments, including imputed interest, associated with our operating lease arrangements, of which, $2.4 million is short-term.

Additionally, we have entered into a lease agreement for new corporate headquarters office space in Tempe, Arizona, which commenced during January 2024 and is for an initial term of ten and a half years, with an option to renew for an additional five-year term. Lease payments over the initial term of the lease, net of allowances, total $15.4 million, and will begin during 2025. Further, additional payments for parking, signage and other operating costs may apply during the lease.

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

Real Estate Inventory

We review real estate inventory for valuation adjustments on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of real estate inventory may not be recoverable. We evaluate real estate inventory for indicators that net realizable value is lower than cost at the individual home level. When evidence exists that the net realizable value of real estate inventory is lower than its cost, the difference is recognized as a real estate inventory valuation adjustment in cost of revenue and the related real estate inventory is adjusted to its net realizable value.

Our inventory valuation adjustment calculations contain uncertainties because they require management to make assumptions and apply judgment in determining the net realizable value for each home. Key assumptions used in estimating the net realizable value for each home include the projected home sales price and expected selling costs. Estimates of home sales prices and selling costs are based on internal projections and consider multiple factors, including recent comparable home sale transactions in the specific area where the home is located, forecasts about the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, and the impact of national, regional or local economic conditions. These estimates are subjective and are affected by factors such as changes in economic conditions and changes in operating performance.

For individual homes or portfolios of homes under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to the

Offerpad Solutions Inc. | 2023 Form 10-K | 55

contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sale price less expected selling costs.

We recorded real estate inventory valuation adjustments of $8.9 million, $93.8 million, and $2.8 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1. Nature of Operations and Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to economic and other market risks, which principally includes changes in interest rates.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate senior and mezzanine secured credit facilities, and other secured debt arrangements. Increases in interest rates generally increase the interest expense incurred on borrowings under such credit facilities and arrangements. From time to time, we may use derivative financial instruments as economic hedges to manage risks that are principally associated with interest rate fluctuations.

As of December 31, 2023, our exposure to changes in interest rates for these debt arrangements is principally associated with the Secured Overnight Financing Rate (“SOFR”). We had outstanding borrowings on our senior and mezzanine secured credit facilities of $222.9 million and $36.5 million, respectively, as of December 31, 2023, and there were no amounts outstanding under our other senior secured debt arrangement. Borrowings under these debt arrangements accrue interest at a floating rate based on a SOFR reference rate plus a margin. Assuming no change in the outstanding borrowings on our senior and mezzanine secured credit facilities, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $2.6 million during the year ended December 31, 2023.

As of December 31, 2022, our exposure to changes in interest rates within our variable rate senior secured credit facilities and other senior secured debt was principally associated with SOFR. Assuming no change in the outstanding borrowings on our senior secured credit facilities as of December 31, 2022, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $4.9 million during the year ended December 31, 2022.

Offerpad Solutions Inc. | 2023 Form 10-K | 56

Item 8. Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2023 Form 10-K | 57

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventory – Valuation – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As described in Note 1 of the financial statements, the Company carries real estate inventory of acquired homes at the lower of cost or net realizable value. Real estate inventory is reviewed at least quarterly for valuation adjustment indicators that net realizable value may be lower than cost. If the net realizable value is lower than cost, an inventory valuation adjustment is recorded to cost of revenue and the related real estate inventory is adjusted to its net realizable value. For homes that are not under contract, if the carrying value exceeds the expected sales price less expected selling costs, the carrying value of these homes are adjusted to the expected sales price less expected selling costs.

We identified the expected sales price estimate used in the real estate inventory valuation adjustment analysis for homes that are not under contract to be a critical audit matter due to the subjectivity of management’s market comparables used in estimating the expected sales price. The evaluation of real estate inventory recoverability for homes not under contract required a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of the expected sales price estimate used in management’s valuation adjustment analysis.

Offerpad Solutions Inc. | 2023 Form 10-K | 58

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the expected sales price estimate included the following, among others:

•
We tested the design and effectiveness of the Company’s internal controls related to management’s real estate inventory valuation adjustment analysis, including those over the determination of the expected sales price estimate.
•
We evaluated management’s ability to accurately estimate the expected sales price by comparing contract prices for homes that went under contract to the expected sales price estimate for these same homes used in management’s valuation adjustment analysis.
•
With the assistance of our internal fair value specialists, we evaluated the market comparables used by management for certain aged properties to determine the expected sales price estimate and compared selections for testing to external market sources.
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

February 27, 2024

We have served as the Company’s auditor since 2019.

Offerpad Solutions Inc. | 2023 Form 10-K | 59

OFFERPAD SOLUTIONS INC.

Consolidated Balance Sheets

		As of December 31,
(in thousands, except par value per share)		2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$75,967	$97,241
Restricted cash		3,967	43,058
Accounts receivable		9,935	2,350
Real estate inventory		276,500	664,697
Prepaid expenses and other current assets		5,236	6,833
Total current assets		371,605	814,179
Property and equipment, net		4,517	5,194
Other non-current assets		3,572	5,696
TOTAL ASSETS	(1)	$379,694	$825,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$4,946	$4,647
Accrued and other current liabilities		13,859	28,252
Secured credit facilities and other debt, net		227,132	605,889
Secured credit facilities and other debt - related party		30,092	60,176
Total current liabilities		276,029	698,964
Warrant liabilities		471	539
Other long-term liabilities		1,418	3,689
Total liabilities	(2)	277,918	703,192
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,233 and 15,491 shares issued and outstanding as of December 31, 2023 and 2022, respectively		3	2
Class B common stock, zero shares authorized, issued and outstanding as of December 31, 2023; and $0.0001 par value, 20,000 shares authorized; 988 shares issued and outstanding as of December 31, 2022		—	—
Additional paid in capital		499,660	402,544
Accumulated deficit		(397,887)	(280,669)
Total stockholders’ equity		101,776	121,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$379,694	$825,069

(1)
Our consolidated assets as of December 31, 2023 and 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $3,867 and $42,958; Accounts receivable, $6,782 and $1,841; Real estate inventory, $276,500 and $664,697; Prepaid expenses and other current assets, $1,588 and $212; Total assets of $288,737 and $709,708, respectively.
(2)
Our consolidated liabilities as of December 31, 2023 and 2022 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,798 and $1,976; Accrued and other current liabilities, $2,027 and $4,408; Secured credit facilities and other debt, net, $257,224 and $666,065; Total liabilities, $261,049 and $672,449, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2023 Form 10-K | 60

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$1,314,412	$3,952,314	$2,070,446
Cost of revenue	1,244,231	3,769,892	1,862,631
Gross profit	70,181	182,422	207,815
Operating expenses:
Sales, marketing and operating	116,558	238,931	146,872
General and administrative	50,091	58,718	30,317
Technology and development	7,945	12,090	10,860
Total operating expenses	174,594	309,739	188,049
(Loss) income from operations	(104,413)	(127,317)	19,766
Other income (expense):
Change in fair value of warrant liabilities	68	23,522	2,464
Interest expense	(18,859)	(45,991)	(15,848)
Other income, net	6,149	1,532	248
Total other expense	(12,642)	(20,937)	(13,136)
(Loss) income before income taxes	(117,055)	(148,254)	6,630
Income tax expense	(163)	(359)	(170)
Net (loss) income	$(117,218)	$(148,613)	$6,460
Net (loss) income per share, basic	$(4.44)	$(9.09)	$0.82
Net (loss) income per share, diluted	$(4.44)	$(9.09)	$0.68
Weighted average common shares outstanding, basic	26,385	16,343	7,905
Weighted average common shares outstanding, diluted	26,385	16,343	9,548

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2023 Form 10-K | 61

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit)

	Temporary Equity											Stockholders’ (Deficit) Equity
	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Total Temporary	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Total Stockholders’ (Deficit)
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at December 31, 2020	20,907	$14,921	10,905	$7,470	8,322	$7,463	58,390	$49,845	39,985	$104,424	$184,123	3,857	$—	$5,908	$(138,516)	4,794	$(10,650)	$(143,258)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	152	—	647	—	—	—	647
Issuance of common stock upon early exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	14	—	—	—	—	—	—
Repurchased shares	—	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	171	—	—	—	171
Conversion of preferred stock to common stock	(20,907)	(14,921)	(10,905)	(7,470)	(8,322)	(7,463)	(58,390)	(49,845)	(39,985)	(104,424)	(184,123)	9,241	1	184,122	—	—	—	184,123
Issuance of Class A common stock and Class B common stock in connection with Business Combination	—	—	—	—	—	—	—	—	—	—	—	2,671	1	195,696	—	(4,794)	10,650	206,347
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	3,079	—	—	—	3,079
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,460	—	—	6,460
Balance at December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	15,930	2	389,623	(132,056)	—	—	257,569
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	540	—	4,671	—	—	—	4,671
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	9	—	(57)	—	—	—	(57)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	8,307	—	—	—	8,307
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(148,613)	—	—	(148,613)
Balance at December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	16,479	2	402,544	(280,669)	—	—	121,877
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	14	—	53	—	—	—	53
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	25	—	(78)	—	—	—	(78)
Issuance of pre-funded warrants, net	—	—	—	—	—	—	—	—	—	—	—	—	—	89,216	—	—	—	89,216
Exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	10,715	1	10	—	—	—	11
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	7,915	—	—	—	7,915
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(117,218)	—	—	(117,218)
Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	$—	27,233	$3	$499,660	$(397,887)	—	$—	$101,776

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2023 Form 10-K | 62

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(117,218)	$(148,613)	$6,460
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	728	1,022	523
Amortization of debt financing costs	4,343	2,948	916
Real estate inventory valuation adjustment	8,937	93,810	2,843
Stock-based compensation	7,915	8,307	3,079
Change in fair value of warrant liabilities	(68)	(23,522)	(2,464)
Gain on sale of derivative instruments	(2,124)	—	—
Loss (gain) on disposal of property and equipment	76	—	(246)
Changes in operating assets and liabilities:
Accounts receivable	(7,585)	3,815	(3,845)
Real estate inventory	379,260	374,064	(949,591)
Prepaid expenses and other assets	3,733	(275)	(5,288)
Accounts payable	299	(1,752)	4,130
Accrued and other liabilities	(16,664)	(4,402)	21,563
Net cash provided by (used in) operating activities	261,632	305,402	(921,920)
Cash flows from investing activities:
Purchases of property and equipment	(127)	(1,070)	(13,687)
Purchases of derivative instruments	(2,569)	—	—
Proceeds from sale of derivative instruments	4,681	—	—
Proceeds from sale of property and equipment	—	—	2,032
Net cash provided by (used in) investing activities	1,985	(1,070)	(11,655)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	875,559	3,178,033	2,764,071
Repayments of credit facilities and other debt	(1,286,795)	(3,540,466)	(1,912,837)
Payment of debt financing costs	(1,948)	(646)	(7,632)
Borrowings from warehouse lending facility	25,193	—	—
Repayments of warehouse lending facility	(25,193)	—	—
Proceeds from issuance of pre-funded warrants	90,000	—	—
Proceeds from exercise of pre-funded warrants	11	—	—
Issuance cost of pre-funded warrants	(784)	—	—
Proceeds from exercise of stock options	53	4,898	902
Payments for taxes related to stock-based awards	(78)	(285)	—
Proceeds from Business Combination	—	—	284,011
Issuance cost of common stock	—	—	(51,249)
Net cash (used in) provided by financing activities	(323,982)	(358,466)	1,077,266
Net change in cash, cash equivalents and restricted cash	(60,365)	(54,134)	143,691
Cash, cash equivalents and restricted cash, beginning of period	140,299	194,433	50,742
Cash, cash equivalents and restricted cash, end of period	$79,934	$140,299	$194,433
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$75,967	$97,241	$169,817
Restricted cash	3,967	43,058	24,616
Total cash, cash equivalents and restricted cash	$79,934	$140,299	$194,433
Supplemental disclosure of cash flow information:
Cash payments for interest	$24,730	$59,732	$21,875
Supplemental disclosure of non-cash investing and financing activities:
Transfer of property and equipment, net to real estate inventory	$—	$—	$14,464
Acquisition of warrant liabilities	$—	$—	$26,525
Conversion of preferred stock to common stock	$—	$—	$184,123
Conversion of treasury stock	$—	$—	$10,650

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2023 Form 10-K | 63

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad was founded in 2015 and together with its subsidiaries, is a customer-centric, home buying and selling platform that provides customers with the ultimate home transaction experience, offering simplicity, peace of mind, freedom, and value. The Company is currently headquartered in Chandler, Arizona and operates in over 1,700 cities and towns in 25 metropolitan markets across 15 states as of December 31, 2023.

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

All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 64

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities, revenues and expenses of the Company, its wholly-owned operating subsidiaries and variable interest entities where the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it is organized and operated as one operating and reportable segment on a consolidated basis for each of the periods presented.

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

Accounts Receivable

Accounts receivable is principally generated through the sale of a home and generally results in a one- or two-day delay in receiving cash from the title company. Accounts receivable is stated at the amount management expects to collect from outstanding balances. Most of the Company’s transactions are processed through escrow and therefore, collectability is reasonably assured. The Company reviews accounts receivable on a regular basis and estimates an amount of losses for uncollectible accounts based on its historical collections, age of the receivable, and any other known conditions that may affect collectability.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 65

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The Company recorded real estate inventory valuation adjustments of $8.9 million, $93.8 million, and $2.8 million during the years ended December 31, 2023, 2022, and 2021, respectively. Refer to Note 3. Real Estate Inventory, for further details.

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage risks related to its ongoing business operations. The Company’s derivative financial instruments are not designated as hedging instruments, but rather, are used as economic hedges to manage risks that are principally associated with interest rate fluctuations. The Company records these derivatives that are not designated as accounting hedges at fair value in Prepaid expenses and other current assets in the consolidated balance sheets, and changes in fair value are recognized in Other income, net in the consolidated statements of operations. Refer to Note 4. Derivative Financial Instruments, for further details.

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

Refer to Note 5. Property and Equipment, for further details.

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

Certain of the Company’s leases contain rent escalations over the lease term. The Company recognizes expense for operating leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements also contain variable lease payments for common area maintenance, utility, and taxes. The Company combines lease and non-lease components for all asset categories. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in its lease portfolio.

Operating lease assets and liabilities are included on the Company’s Consolidated Balance Sheet in Other non-current assets, Accrued and other current liabilities, and Other long-term liabilities.

Refer to Note 6. Leases, for further details.

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

The Company recognized no impairment charges on its long-lived assets during the years ended December 31, 2023, 2022, and 2021.

Offerpad Solutions Inc. | 2023 Form 10-K | 66

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The fair value of the private warrants is generally estimated using the Black-Scholes-Merton option-pricing model. Refer to Note 9. Warrant Liabilities, for further details.

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

Cost of Revenue

Cost of revenue includes the initial purchase costs, renovation costs, holding costs and interest incurred during the renovation period, prior to the listing date and real estate inventory valuation adjustments, if any. These costs are accumulated in real estate inventory up until the home is ready for resale, and then charged to cost of revenue under the specific identification method when the property is sold.

Sales, Marketing and Operating

Sales, marketing and operating expenses consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense also includes headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred. The Company incurred advertising expenses of $30.9 million, $46.5 million, and $45.3 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Technology and Development

Technology and development expenses consist of headcount expenses, including salaries, benefits and stock-based compensation expense for employees and contractors engaged in the design, development, and testing of website applications, mobile applications, and software development. Technology and development expenses are charged to operations as incurred.

Stock-Based Compensation

Stock-based compensation awards consist of restricted stock units, performance-based restricted stock units, other stock or cash based awards, and stock options. The Company measures and recognizes compensation expense for all stock-based compensation awards based on their estimated fair values on the grant date. The Company records compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the award. These amounts are reduced by forfeitures in the period the forfeitures occur.

Restricted Stock Units

The Company determines the fair value of restricted stock units based on the closing price of the Company’s Class A common stock on the grant date.

Performance-Based Restricted Stock Units and Other Cash or Stock-Based Awards

The Company granted performance-based restricted stock units during the year ended December 31, 2022, and other cash or stock-based awards during the year ended December 31, 2023. The Company determined the fair value of these awards using a

Offerpad Solutions Inc. | 2023 Form 10-K | 67

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the respective awards. The Monte Carlo simulation model incorporates various key assumptions, including expected stock price volatility, contractual term, risk-free interest rate, expected dividend yield and stock price on the grant date. The Company generally estimates expected stock price volatility based on its historical stock price volatility and/or the average historical volatility of similar publicly traded companies. The Company estimates the risk-free interest rate using the rate of return on U.S. treasury notes equal to the contractual term of the respective awards. The expected dividend yield assumption considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

Stock Options

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards as of the grant date, with assumptions including expected term of the options, associated risk-free interest rate, expected volatility, and expected dividend yield.

Refer to Note 12. Stock-Based Awards, for further details.

Employee Benefit Plan

The Company offers a 401(k) plan which provides employees the opportunity to contribute a portion of their pre-tax or post-tax earnings, subject to certain restrictions as set forth in the Internal Revenue Code. Beginning January 1, 2022, the Company matches 100% of participant contributions, up to 2.5% of eligible compensation. The Company contributed $1.0 million and $1.6 million to the 401(k) plan during the years ended December 31, 2023 and 2022, respectively.

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

Refer to Note 15. Income Taxes, for further details.

Consolidation of Variable Interest Entities

The Company is a variable interest holder in certain entities in which equity investors at risk do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support from other parties; these entities are VIEs. The Company’s variable interest arises from contractual, ownership or other monetary interest in the entity, which fluctuates based on the VIE’s economic performance. The Company consolidates a VIE if it is the primary beneficiary. The Company is the primary beneficiary if it has a controlling financial interest, which includes both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that obligates the Company to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. Refer to Note 13. Variable Interest Entities, for further details.

Fair Value Measurements

The Company accounts for assets and liabilities in accordance with accounting standards that define fair value and establish a consistent framework for measuring fair value on either a recurring or a nonrecurring basis. Fair value is an exit price

Offerpad Solutions Inc. | 2023 Form 10-K | 68

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Refer to Note 10. Fair Value Measurements, for further details.

Recent Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued a new standard which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures about income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. Accordingly, the new standard is effective for the Company on January 1, 2025 on a prospective basis. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued a new standard which is intended to improve disclosures about an entity’s reportable segments, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, using a retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Note 2. Business Combination

On September 1, 2021, the Company was formed through the Business Combination with Supernova. In connection with the closing of the Business Combination, Supernova changed its name to Offerpad Solutions Inc.

At the closing of the Business Combination, each share of common stock and preferred stock of OfferPad, Inc. (“Old Offerpad”) that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the merger agreement) was cancelled and converted into the right to receive shares of Offerpad Solutions Inc. common stock.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 69

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 3. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of December 31:

($ in thousands)	2023	2022
Homes preparing for and under renovation	$53,116	$54,499
Homes listed for sale	148,648	440,862
Homes under contract to sell	74,736	169,336
Real estate inventory	$276,500	$664,697

Note 4. Derivative Financial Instruments

During the year ended December 31, 2023, the Company entered into derivative arrangements pursuant to which the Company paid a cumulative $2.6 million to acquire options on U.S. Treasury futures. These options provided the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future.

The Company recorded the $2.6 million premiums paid for the derivative instruments as derivative assets on the date the respective derivative arrangement was executed. During the year ended December 31, 2023, the Company recorded changes in the fair value of the derivative instruments of $2.1 million in Other income, net in the consolidated statements of operations. During October 2023, the Company sold all of its outstanding derivative arrangements and no derivative arrangements remain outstanding as of December 31, 2023.

Note 5. Property and Equipment

Property and equipment consist of the following as of December 31:

($ in thousands)	2023	2022
Rooftop solar panel systems	$5,075	$5,075
Leasehold improvements	1,130	1,087
Office equipment and furniture	837	736
Software systems	386	386
Computers and equipment	265	265
Construction in progress	32	136
Property and equipment, gross	7,725	7,685
Less: accumulated depreciation	(3,208)	(2,491)
Property and equipment, net	$4,517	$5,194

Depreciation expense was $0.7 million, $1.0 million, and $0.5 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Note 6. Leases

The Company’s operating lease arrangements consist of its existing corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in our consolidated statements of operations. During the years ended December 31, 2023, 2022, and 2021, operating lease cost was $2.3 million, $2.1 million, and $1.4 million, respectively, and variable and short-term lease costs were less than $0.1 million, $0.3 million, and $0.2 million, respectively.

During the years ended December 31, 2023, 2022, and 2021, cash payments for amounts included in the measurement of operating lease liabilities were $2.5 million, $2.0 million, and $1.4 million, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the year ended December 31, 2023. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $2.5 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively.

Offerpad Solutions Inc. | 2023 Form 10-K | 70

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, the Company’s operating leases had a weighted-average remaining lease term of 1.8 years and 2.7 years, respectively, and a weighted-average discount rate of 4.3% and 4.2%, respectively.

The Company’s operating lease liability maturities as of December 31, 2023 are as follows:

($ in thousands)
2024	$2,373
2025	1,103
2026	269
2027	79
2028	—
Thereafter	—
Total future lease payments	3,824
Less: Imputed interest	(135)
Total lease liabilities	$3,689

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of December 31:

($ in thousands)	Financial Statement Line Items	2023	2022
Right-of-use assets	Other non-current assets	$3,338	$5,469
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,271	2,264
Non-current liabilities	Other long-term liabilities	1,418	3,689
Total lease liabilities		$3,689	$5,953

The Company entered into a lease agreement for new corporate headquarters office space in Tempe, Arizona, which commenced during January 2024 and is for an initial term of ten and a half years, with a Company option to renew for an additional five-year term. Lease payments over the initial term of the lease, net of allowances, total $15.4 million, and will begin during 2025. Further, additional payments for parking, signage and other operating costs may apply during the lease.

Note 7. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of December 31:

($ in thousands)	2023	2022
Home renovation	3,534	3,168
Payroll and other employee related expenses	3,200	10,670
Operating lease liabilities	2,271	2,264
Interest	1,989	4,360
Marketing	999	4,161
Legal and professional obligations	392	1,035
Other	1,474	2,594
Accrued and other current liabilities	$13,859	$28,252

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of December 31, 2023 and 2022.

Offerpad Solutions Inc. | 2023 Form 10-K | 71

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 8. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of December 31:

($ in thousands)	2023	2022
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$216,654	$471,860
Senior secured credit facility with a related party	6,289	17,398
Senior secured debt - other	—	89,024
Mezzanine secured credit facilities with financial institutions	12,704	49,626
Mezzanine secured credit facilities with a related party	23,803	42,778
Warehouse lending facility with a related party	—	—
Debt issuance costs	(2,226)	(4,621)
Total credit facilities and other debt, net	257,224	666,065
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	227,132	605,889
Total credit facilities and other debt - related party	30,092	60,176
Total credit facilities and other debt, net	$257,224	$666,065

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

As of December 31, 2023, the Company had a total borrowing capacity of $1,052.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $562.2 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$135,676	7.91%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	55,541	7.61%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	6,453	7.11%	January 2025	April 2025
Related party	30,000	20,000	50,000	6,289	10.05%	March 2025	September 2025
Senior financial institution 4	30,000	45,000	75,000	18,984	8.42%	August 2024	February 2025
Senior secured credit facilities	$460,000	$415,000	$875,000	$222,943

Offerpad Solutions Inc. | 2023 Form 10-K | 72

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$300,000	$300,000	$600,000	$228,823	4.74%
Senior financial institution 2	200,000	200,000	400,000	123,478	4.11%
Senior financial institution 3	125,000	375,000	500,000	119,559	4.48%
Related party	50,000	25,000	75,000	17,398	6.46%
Senior secured credit facilities	$675,000	$900,000	$1,575,000	$489,258

As of December 31, 2023, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under the Company’s senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against the Company with limited exceptions. The Company has, however, provided limited non-recourse carve-out guarantees under its senior and mezzanine secured credit facilities for certain of the SPEs’ obligations in situations involving “bad acts” by an Offerpad entity and certain other limited circumstances that are generally under the Company’s control. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed.

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$22,250	11.56%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	11,198	12.79%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	1,506	9.55%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	1,553	13.05%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$36,507

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2022	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$65,000	$32,500	$97,500	$38,937	11.00%
Mezzanine financial institution 1	45,000	45,000	90,000	31,239	9.55%
Mezzanine financial institution 2	18,387	94,113	112,500	18,387	9.50%
Related party facility 2	35,000	17,500	52,500	3,841	11.05%
Mezzanine secured credit facilities	$163,387	$189,113	$352,500	$92,404

As of December 31, 2023, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Offerpad Solutions Inc. | 2023 Form 10-K | 73

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of the Company’s existing credit facilities or the entry into new financing arrangements, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these consolidated financial statements are issued.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The Company’s secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth).

As of December 31, 2023, the Company was in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. There were no amounts outstanding under this borrowing arrangement as of December 31, 2023. The weighted-average interest rate under the Company’s other senior secured debt was 7.23% as of December 31, 2022.

Warehouse Lending Facility with a Related Party

The Company has a warehouse lending facility with a related party that is used to fund mortgage loans the Company originates and then sells to third-party mortgage servicers. As of December 31, 2023, there were no amounts outstanding on the warehouse lending facility. Refer to Note 16. Related-Party Transactions for further details.

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

Public Warrants

The public warrants became exercisable on October 23, 2021. A holder may exercise its warrants only for a whole number of shares of Class A common stock. The public warrants will expire September 1, 2026, or earlier upon redemption or liquidation. Pursuant to the terms of the warrant agreements, the Company may call the public warrants for redemption for cash or redeem the outstanding warrants for shares of Class A common stock under certain scenarios. The public warrants were delisted from the NYSE in November 2023 and have subsequently been trading on an over-the-counter market. Refer to Note 10. Fair Value Measurements for further details.

Private Placement Warrants

The private placement warrants are not redeemable by the Company so long as they are held by the Supernova Sponsor or its permitted transferees, except in certain limited circumstances. The Supernova Sponsor, or its permitted transferees, has the

Offerpad Solutions Inc. | 2023 Form 10-K | 74

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of December 31, 2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instrument	$—	$—	$—
Liabilities
Public warrant liabilities	$305	$—	$—
Private placement warrant liabilities	$—	$—	$166

As of December 31, 2022	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$343	$—	$—
Private placement warrant liabilities	$—	$—	$196

Derivative Financial Instrument

During the year ended December 31, 2023, the Company entered into derivative arrangements pursuant to which the Company acquired options on U.S. Treasury futures. The fair value of the Company’s options on U.S. Treasury futures was determined based on the quoted market price of such options on the respective valuation dates throughout the year. During October 2023, the Company sold all of its derivative arrangements and no derivative arrangements remain outstanding as of December 31, 2023. Refer to Note 4. Derivative Financial Instruments, for further details.

Public Warrants

The public warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. In November 2023, the Company received notice from the NYSE that the Company’s public warrants were no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and that the NYSE Regulation has determined to commence proceedings to delist the warrants. The Company did not appeal the NYSE’s determination and, accordingly, the public warrants were later delisted from the NYSE and have subsequently been trading on an over-the-counter market.

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of less than $0.1 million and $14.0 million during the years ended December 31, 2023 and 2022, respectively. These changes are recorded in Change in fair value of warrant liabilities in our consolidated statements of operations.

Offerpad Solutions Inc. | 2023 Form 10-K | 75

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on September 1, 2021. The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Year Ended December 31,
($ in thousands)	2023	2022
Beginning balance	$196	$9,705
Change in fair value of private placement warrants included in net (loss) income	(30)	(9,509)
Ending balance	$166	$196

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2023, 2022, and 2021.

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

Following these amendments, the Company is authorized to issue 2,100,000,000 shares of capital stock, which consists of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock.

Class A Common Stock

Subsequent to the closing of the Business Combination, our Class A common stock and public warrants began trading on the NYSE under the symbols “OPAD” and “OPADWS,” respectively. During November 2023, our public warrants were delisted from the NYSE due to trading at “abnormally low” price levels and have subsequently been trading on the OTC Markets Group Pink Market under the symbol “OPADW.”

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

Offerpad Solutions Inc. | 2023 Form 10-K | 76

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The Pre-funded Warrants became exercisable during March 2023. All the Pre-funded Warrants were subsequently exercised prior to December 31, 2023, upon which, 10.7 million shares of our Class A common stock were issued.

As of December 31, 2023, we had 27,233,075 shares of Class A common stock issued and outstanding.

We also have outstanding private and public warrants to purchase shares of our Class A common stock. Refer to Note 9. Warrant Liabilities.

Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our Board has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

In connection with the Business Combination, each option to purchase Old Offerpad common stock granted under the 2016 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was assumed and converted into an option to purchase shares of Class A common stock. Stock option activity prior to the Business Combination was retroactively adjusted to reflect this conversion.

Awards outstanding under the 2016 Plan were assumed by Offerpad Solutions upon the closing of the Business Combination and continue to be governed by the terms and conditions of the 2016 Plan and applicable award agreement. Shares of our Class A common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan (as defined below), will not again become available for issuance under the 2016 Plan or the 2021 Plan.

In connection with the completion of the Business Combination and the adoption of the 2021 Plan, no additional awards have been or will be granted under the 2016 Plan.

As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A common stock underlying the outstanding equity awards under the 2016 Plan, as well as the exercise price associated with the awards.

2021 Equity Incentive Plans

In connection with the Business Combination, our Board adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”) under which 26,333,222 shares of Class A common stock were initially reserved for issuance. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards under the 2021 Plan and the number of shares issuable under the Company’s 2021 Plan and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. Following the Reverse Stock Split, there were 1,755,548 shares of Class A common stock reserved for issuance under the 2021 Plan as of December 31, 2023.

Offerpad Solutions Inc. | 2023 Form 10-K | 77

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board. Pursuant to the annual increase under the terms of the 2021 Plan, the overall share limit was increased by 122,360 shares of Class A common stock on January 1, 2024. Following this increase, there were 1,877,908 shares reserved for issuance under the 2021 Plan.

The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. As of December 31, 2023, the Company has granted stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and other stock or cash based awards under the 2021 Plan.

In connection with the close of the Business Combination, our Board adopted, and our stockholders approved, the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”) under which 2,633,322 shares of Class A common stock were initially reserved for issuance. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A common stock issuable under the ESPP. Following the Reverse Stock Split, there were 175,554 shares of Class A common stock reserved for issuance under the ESPP as of December 31, 2023.

The number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, by the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s Board; provided that, no more than 3,333,333 shares of Class A common stock may be issued under the ESPP. Pursuant to the annual increase under the terms of the ESPP, the overall share limit was increased by 111,248 shares of Class A common stock on January 1, 2024. Following this increase, there were 286,802 shares reserved for issuance under the ESPP.

As of December 31, 2023, no shares have been issued under the ESPP.

Restricted Stock Units

During the years ended December 31, 2023, 2022, and 2021, the Company granted RSUs with service vesting conditions to employees and non-employee members of our Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the years ended December 31, 2023, 2022, and 2021:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	14	118.26
Vested and settled	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	14	118.26
Granted	141	67.52
Vested and settled	(11)	79.97
Forfeited	(13)	75.74
Outstanding as of December 31, 2022	131	70.92
Granted	321	11.65
Vested and settled	(33)	76.71
Forfeited	(169)	18.16
Outstanding as of December 31, 2023	250	29.77

As of December 31, 2023, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

Offerpad Solutions Inc. | 2023 Form 10-K | 78

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

As of December 31, 2023, the Company had $3.4 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.27 years. The fair value of RSUs that vested and settled during the years ended December 31, 2023 and 2022, was $2.7 million and $0.9 million, respectively. No RSUs vested and settled during the year ending December 31, 2021.

Performance-Based Restricted Stock Units

The Company did not grant any PSUs during the years ended December 31, 2023 and 2021.

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

The assumptions used in the Monte Carlo simulation model to determine the fair value of the PSU awards granted during the year ended December 31, 2022 are as follows:

Risk-free interest rate	1.47%
Expected stock price volatility	60.0%
Expected dividend yield	0.0%
Fair value on grant date	$76.65

The following summarizes PSU award activity during the years ended December 31, 2023, and 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	141	70.81
Vested	—	—
Forfeited	(12)	70.81
Outstanding as of December 31, 2022	129	70.81
Granted	—	—
Vested	—	—
Forfeited	(10)	70.81
Outstanding as of December 31, 2023	119	70.81

As of December 31, 2023, the Company had $3.3 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 1.16 years.

Other Cash or Stock-Based Awards

During the year ended December 31, 2023, the Company granted long-term incentive awards which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock (“LTI Award”). Each LTI Award will become earned during the three-year performance period based on the appreciation in the price of the Company’s Class A common stock over the pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s Class A common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. To the extent that an LTI Award is earned during the performance period, half of the earned LTI Award will vest at the end of the three-year performance period, and the remaining half of the earned LTI Award will vest one year after the end of the performance period, in each case, subject to the employee’s continued service through the applicable vesting date. If any portion of the LTI Award does not become earned as of the last day of the performance period, such portion of the LTI Award automatically will be forfeited and terminated without consideration.

Offerpad Solutions Inc. | 2023 Form 10-K | 79

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The LTI Awards, to the extent vested, can be settled in cash or shares of Company Class A common stock (as determined by the Compensation Committee of the Board in its discretion). As of December 31, 2023, the Company has the intent and ability to settle the LTI Awards in shares of the Company’s Class A common stock.

The Company determined the fair value of the LTI awards using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the award. The assumptions used in the Monte Carlo simulation model to determine the fair value of the LTI Awards granted during the year ended December 31, 2023 are as follows:

Risk-free interest rate	4.12%
Expected stock price volatility	95.0%
Expected dividend yield	0.0%
Fair value on grant date	$7.81

As of December 31, 2023, the Company had $3.4 million of unrecognized stock-based compensation expense related to unvested LTI Awards. This expense is expected to be recognized over a weighted average period of 2.95 years.

Stock Options

The Company did not grant any stock options during the year ended December 31, 2023.

During the years ended December 31, 2022 and 2021, the Company granted stock option awards with a service vesting condition that is generally four years. The range of assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the respective years are as follows:

	2022 Range	2021 Range
Expected term (in years)	6.25	5.97 - 6.10
Risk-free interest rate	1.63% - 3.37%	0.64% - 0.67%
Expected volatility	57.8% - 60.0%	52.5% - 52.7%
Dividend yield	—	—
Fair value on grant date	$21.45 - $76.65	$67.35 - $68.25

The following summarizes stock option activity during the years ended December 31, 2023, 2022, and 2021:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,839	$10.20	7.40	$14,619
Granted	104	18.30
Exercised	(166)	5.40
Forfeited, canceled or expired	(72)	12.75
Outstanding as of December 31, 2021	1,705	10.95	6.82	137,170
Granted	77	22.45
Exercised	(540)	8.70
Forfeited, canceled or expired	(60)	21.90
Outstanding as of December 31, 2022	1,182	12.47	5.82	953
Granted	—	—
Exercised	(14)	3.72
Forfeited, canceled or expired	(90)	19.06
Outstanding as of December 31, 2023	1,078	12.04	4.26	1,686
Exercisable as of December 31, 2023	994	11.38	4.00	1,686
Vested and expected to vest as of December 31, 2023	1,078	12.04	4.26	1,686

The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $0.1 million, $35.8 million, and $10.5 million, respectively.

The weighted-average grant date fair value per option granted during the years ended December 31, 2022 and 2021 was $41.00 and $9.02, respectively.

Offerpad Solutions Inc. | 2023 Form 10-K | 80

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

As of December 31, 2023, the Company had $1.3 million of unrecognized stock-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.23 years. The fair value of stock options that vested during the years ended December 31, 2023, 2022, and 2021 was $1.8 million, $2.1 million, and $2.6 million, respectively.

Stock-based Compensation Expense

The following details stock-based compensation expense during the respective periods:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Sales, marketing and operating	$1,964	$2,023	$700
General and administrative	5,562	5,743	1,889
Technology and development	389	541	490
Stock-based compensation expense	$7,915	$8,307	$3,079

Note 13. Variable Interest Entities

The Company formed certain special purpose entities (each, an “SPE”) to purchase and sell residential properties. Each SPE is a wholly-owned subsidiary of the Company and a separate legal entity, and neither the assets nor credit of any such SPE are available to satisfy the debts and other obligations of any affiliate or other entity. The credit facilities are secured by the assets and equity of one or more SPEs. These SPEs are variable interest entities, and the Company is the primary beneficiary as it has the power to control the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses of the SPEs or the right to receive benefits from the SPEs that could potentially be significant to the SPEs. The SPEs are consolidated within the Company’s consolidated financial statements.

The following summarizes the assets and liabilities related to the VIEs as of December 31:

($ in thousands)	2023	2022
Assets
Restricted cash	$3,867	$42,958
Accounts receivable	6,782	1,841
Real estate inventory	276,500	664,697
Prepaid expenses and other current assets	1,588	212
Total assets	$288,737	$709,708
Liabilities
Accounts payable	$1,798	$1,976
Accrued and other current liabilities	2,027	4,408
Secured credit facilities and other debt, net	257,224	666,065
Total liabilities	$261,049	$672,449

Offerpad Solutions Inc. | 2023 Form 10-K | 81

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

The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Numerator:
Net (loss) income	$(117,218)	$(148,613)	$6,460
Denominator:
Weighted average common shares outstanding, basic	26,385	16,343	7,905
Dilutive effect of stock options (1)	—	—	1,643
Dilutive effect of restricted stock units (1)	—	—	—
Weighted average common shares outstanding, diluted	26,385	16,343	9,548
Net (loss) income per share, basic	$(4.44)	$(9.09)	$0.82
Net (loss) income per share, diluted	$(4.44)	$(9.09)	$0.68
Anti-dilutive securities excluded from diluted (loss) income per share:
Anti-dilutive stock options (1)	816	368	—
Anti-dilutive restricted stock units (1)	147	117	—
Anti-dilutive performance-based restricted stock units	123	136	—
Anti-dilutive warrants issued in connection with Business Combination	1,452	1,452	—

(1) Due to the net loss during each of the years ended December 31, 2023 and 2022, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Note 15. Income Taxes

The Company is subject to federal and state income taxes in the United States.

(Loss) income before income taxes was $(117.1) million, $(148.3) million, and $6.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Income tax expense consisted of the following for the respective periods:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	163	359	170
Total current	163	359	170
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Income tax expense	$163	$359	$170

Offerpad Solutions Inc. | 2023 Form 10-K | 82

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Years Ended December 31,
(In thousands, except percentages)	2023		2022		2021
(Benefit) provision at federal statutory income tax rate	$(24,582)	21.0%	$(31,133)	21.0%	$1,392	21.0%
State income taxes	(5,096)	4.4%	(7,636)	5.2%	360	5.4%
Change in fair value of warrant liabilities	(14)	0.0%	(4,940)	3.3%	(517)	(7.8)%
Valuation allowance	28,980	(24.8)%	48,690	(32.8)%	(675)	(10.2)%
Return-to-provision	340	(0.3)%	(2,277)	1.5%	221	3.3%
Stock-based compensation	81	0.0%	(1,091)	0.7%	647	9.8%
Transaction costs	—	0.0%	(1,874)	1.3%	(1,226)	(18.5)%
Other	454	(0.4)%	620	(0.4)%	(32)	(0.4)%
Effective income tax rate	$163	(0.1)%	$359	(0.2)%	$170	2.6%

Deferred tax assets and liabilities consist of the following as of December 31:

($ in thousands)	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$84,730	$50,178
State net operating loss carryforwards	16,914	9,847
Research and development expenditures	4,118	3,190
Stock-based compensation	3,503	1,852
Transaction costs	1,578	1,707
Operating lease liabilities	936	1,507
Real estate inventory	225	14,771
Other	929	2,117
Gross deferred tax assets	112,933	85,169
Valuation allowance	(111,006)	(82,026)
Deferred tax assets, net of valuation allowance	1,927	3,143
Deferred tax liabilities:
Operating lease right-of-use assets	(847)	(1,385)
Property and equipment	(647)	(739)
Other	(433)	(1,019)
Gross deferred tax liabilities	(1,927)	(3,143)
Net deferred income taxes	$—	$—

As of December 31, 2023, the Company had federal net operating loss carryforwards of $395.9 million to offset future taxable income, of which $26.0 million, in the aggregate, expires in 2036 and 2037 if not utilized, with the remaining $369.9 million having no expiration. The Company also has U.S. state net operating loss carryforwards of $339.1 million, of which $205.8 million, in the aggregate, expires at various dates ranging from 2032 through 2043 if not utilized, with the remaining $133.3 million having no expiration.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, the Company has determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Therefore, the Company recorded a full valuation allowance equal to the amount of the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $29.0 million and $48.7 million during the years ended December 31, 2023 and 2022, respectively, and decreased by $0.7 million during the year ended December 31, 2021.

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

Offerpad Solutions Inc. | 2023 Form 10-K | 83

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

Uncertain Tax Positions

During the years ended December 31, 2023, 2022, and 2021, the Company had no uncertain tax positions.

Income Tax Audits

The Company files in U.S. federal and various state income tax jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2017 due to the accumulated net operating losses that are carried forward.

Note 16. Related-Party Transactions

LL Credit Facilities

As of December 31, 2023, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party. The following summarizes certain details related to these facilities as of December 31:

	2023		2022
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$6,289	$75,000	$17,398
Mezzanine secured credit facilities with a related party	$92,000	$23,803	$150,000	$42,778

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our Board and holds more than 5% of our Class A common stock, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $50.0 million and $22.0 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 8. Credit Facilities and Other Debt, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $70.0 million. Refer to Note 8. Credit Facilities and Other Debt, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

We paid interest for borrowings under the LL facilities of $4.1 million, $9.4 million, and $11.7 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $7.3 million, $18.1 million, and $11.9 million during the years ended December 31, 2023, 2022, and 2021, respectively, for its services, inclusive of the fees for property data services.

Pre-Funded Warrants

During 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors pre-funded warrants to purchase shares of the Company’s Class A common stock. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 11. Stockholders’ Equity, for further details.

Offerpad Solutions Inc. | 2023 Form 10-K | 84

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Warehouse Lending Facility with FirstFunding, Inc.

During 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originates and then sells to third-party mortgage servicers. The committed amount under the facility is $15.0 million and OPHL pays certain customary and ordinary course fees to FirstFunding under the facility, including a funding fee per loan and interest. As of December 31, 2023, there were no amounts outstanding under the facility and amounts paid under the facility were immaterial during each of the years ended December 31, 2023 and 2022.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective periods:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Mr. Bair’s brother 1	$680	$631	$572
Mr. Bair’s brother 2	640	594	469
Mr. Bair’s sister-in-law	142	123	141
	$1,462	$1,348	$1,182

During the year ended December 31, 2023, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of long-term incentive awards (“LTI Award”). Each LTI Award will become earned during the three-year performance period based on the appreciation in the price of the Company’s Class A common stock over the pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. Refer to Note 12. Stock-Based Awards, for further details.

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

During the year ended December 31, 2022, Mr. Bair’s brothers each entered into employment agreements with the Company with customary severance and other terms provided to similarly situated executives.

Note 17. Commitments and Contingencies

Homes Purchase Commitments

As of December 31, 2023, the Company was under contract to purchase 500 homes for an aggregate purchase price of $135.1 million.

Other Purchase Obligations

The Company’s other purchase obligations principally include commitments relating to insurance, information technology, administration services, and marketing. As of December 31, 2023, the Company had other purchase obligations of $7.3 million, with $5.8 million payable within 12 months.

Offerpad Solutions Inc. | 2023 Form 10-K | 85

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Lease Commitments

The Company has entered into operating lease agreements for its existing corporate headquarters in Chandler, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 6. Leases, for further details.

Legal and Other Matters

The Company is subject to various actions, claims, suits and other legal proceedings that arise in the ordinary course of business, including, without limitation, assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. The Company records accruals for loss contingencies when it is probable that a loss will occur, and the amount of such loss can be reasonably estimated. The Company is not currently a party to any actions, claims, suits or other legal proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s consolidated financial statements.

Note 18. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the consolidated financial statements.

Offerpad Solutions Inc. | 2023 Form 10-K | 86

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears at the end of Part II, Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | 2023 Form 10-K | 87

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Tempe, Arizona

February 27, 2024

Offerpad Solutions Inc. | 2023 Form 10-K | 88

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Offerpad Solutions Inc. | 2023 Form 10-K | 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following details certain information about our board of directors as of February 27, 2024:

Name	Age	Position
Brian Bair	47	Chief Executive Officer and Chairman of the Board
Katie Curnutte	44	Director
Kenneth DeGiorgio	52	Director
Alexander Klabin	47	Director
Ryan O’Hara	55	Director
Sheryl Palmer	62	Director
Roberto Sella	58	Director

Brian Bair has served as Old Offerpad’s Chief Executive Officer since he founded Offerpad in July 2015 with a mission to provide the best way to buy and sell a home, including as the Chief Executive Officer and Chairman of our Board since September 2021. Mr. Bair has had a strong influence in the real estate industry over the past 15 years, having pioneered several successful real estate service models that aim to give sellers and buyers more certainty and control. Prior to founding Offerpad, Mr. Bair served as the founder and president at Bair Group Real Estate from April 2008 to June 2015. Additionally, Mr. Bair co-founded Lexington Financial in March 2011, and served as its managing member from March 2011 to March 2012. He also co-founded Bridgeport Financial Services in May 2008, a company that specialized in acquiring distressed homes, and served as its managing member from May 2008 to May 2011. Mr. Bair has also consulted for national companies on how to acquire, renovate and sell homes. Mr. Bair has also previously served as an advisory member for the Freddie Mac Housing of Tomorrow Council since January 2020.

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

Kenneth DeGiorgio served as a member of the board of directors for Old OfferPad from February 2019 until September 2021 and on our board of directors since September 2021. Since February 2022, Mr. DeGiorgio has also served as chief executive officer and as a member of the board of directors of First American Financial Corporation (“FAF”), a public company engaged in title insurance and settlement services. Prior to his appointment as CEO, Mr. DeGiorgio served as FAF’s president from 2021 to 2022 and its executive vice president, overseeing FAF’s international division, trust company and various corporate functions from 2010 to 2021.

We believe Mr. DeGiorgio is qualified to serve on our board of directors due to his extensive real estate and business experience and knowledge of Offerpad’s business and operations.

Alexander M. Klabin served as a member of Supernova’s board of directors from its inception until the closing of the Business Combination in September 2021, and on our board of directors since September 2021. Mr. Klabin is Chairman and CEO of Ancient, an investment holding company based in New York. He serves as executive chairman of Sotheby’s Financial Services, a leading art-based lender, and Chairman of Solairus Aviation, the largest private aircraft management company in the United States. Prior to forming Ancient in 2022, Mr. Klabin co-founded Senator Investment Group, an investment management firm, in 2008 and served as managing partner and co-chief investment officer until March 2020. Mr. Klabin has served as a member of the board of directors of Supernova Partners Acquisition Co III, Ltd. since its inception in March 2021. Mr. Klabin also served as a member of the board of directors of Supernova Partners Acquisition Co II, Ltd. from March 2021 until March 2022. He is a member of the board of directors of several private companies. Additionally, Mr. Klabin serves as a Trustee of the New York Philharmonic, The Allen-Stevenson School and is a member of the Leadership Council of The Robin Hood Foundation. Mr. Klabin received a B.A. degree in English Literature from Princeton University.

Offerpad Solutions Inc. | 2023 Form 10-K | 90

We believe Mr. Klabin is well qualified to serve on our board of directors due to his significant investment and corporate finance experience.

Ryan O’Hara has served on our board of directors since September 2021. Mr. O’Hara has served as Chief Executive Officer of Home Buyers Warranty Group, a leading home warranty company, since July 2022, and as an advisor to Apollo Global Management, a global alternative investment management firm, in the technology and media sectors since January 2020. From June 2019 to December 2019, Mr. O’Hara served as the chief executive officer of Shutterfly, Inc., a public image sharing company, where he also served as a member of the board of directors from June 2019 to October 2019. Prior to Shutterfly, from January 2015 to June 2019, Mr. O’Hara served as the chief executive officer of Move Inc., a real estate listing company, which operates real estate websites including Realtor.com. Mr. O’Hara has also served as a member on the board of directors of REA Group Limited from June 2017 to April 2019. Mr. O’Hara currently serves on the board of directors of Thryv Holdings, Inc., a public company specializing in small business management software, and previously served on the board of TKB Critical Technologies 1, a special purpose acquisition company from December 2021 to August 2023. Mr. O’Hara also currently serves on the advisory council for the Stanford University Center on Longevity. Mr. O’Hara holds a B.A. in Economics from Stanford University, an M.B.A. from Harvard Business School and the Director Certificate from Harvard Business School.

We believe Mr. O’Hara is qualified to serve on our board of directors because of his significant knowledge of the technology sector and his experience serving on the board of directors of both public and private companies.

Sheryl Palmer has served on our board of directors since September 2021. Ms. Palmer has served as the president, chief executive officer and a member of the board of directors of Taylor Morrison Home Corporation (“Taylor Morrison”), a public national homebuilder and developer, since August 2007. She has also served as Taylor Morrison’s chairman of the board of directors since May 2017. Ms. Palmer brings over 30 years of cross-functional building experience to her position, including leadership in land acquisition, sales and marketing, development and operations management. Ms. Palmer previously served as a member of the board of directors and the audit and compensation committees of Interface, Inc., a leading publicly traded global manufacturer of modular carpet from October 2015 to March 2022, and as a member of the board of directors and executive committee of HomeAid America, a national non-profit that works with the local building industry to build and renovate multi-unit shelters for homeless families. She currently serves as chairman of the board of directors for Building Talent Foundation, and as a member of the executive committee of the Joint Center for Housing Studies at Harvard University.

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

Information about our Executive Officers

The following details certain information about our executive officers as of February 27, 2024:

Name	Age	Position
Brian Bair	47	Chief Executive Officer and Chairman of the Board
Benjamin Aronovitch	45	Chief Legal Officer
James Grout	35	Senior Vice President, Finance

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

James Grout, has served as Senior Vice President, Finance of the Company since March 2022. In this role, he is responsible for financial planning & analysis, strategy, treasury, capital markets, and investor relations. Prior to serving as Senior Vice President, Finance, he served as the Company’s Vice President, Finance, from July 2019 to March 2022 and as Director,

Offerpad Solutions Inc. | 2023 Form 10-K | 91

Financial Planning and Analysis from August 2018 to July 2019. Prior to joining the Company, Mr. Grout worked at Intel for six years, where he managed capital affordability for the corporation’s global capital equipment supply chain and assisted with strategy for Intel’s Internet of Things business. He began his career in the mortgage industry with Provident Funding Associates. Mr. Grout holds a Bachelor’s degree in Business Administration in Finance and Entrepreneurship from the University of Arizona and a Master’s in Business Administration from Cornell University.

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

The remaining information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Offerpad Solutions Inc. | 2023 Form 10-K | 92

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

(a)(3) The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Offerpad Solutions Inc. | 2023 Form 10-K | 93

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of March 17, 2021, by and among the Registrant, Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc.	10-Q	001-39641	2.1	11/10/21
3.1	Forth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
4.1	Warrant Agreement, dated as of October 20, 2020, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-255079	4.1	8/9/21
4.2*	Specimen Class A Common Stock Certificate of Offerpad Solutions Inc.
4.3	Specimen Warrant Certificate	S-4	333-255079	4.4	8/9/21
4.4	Form of Pre-Funded Warrant	8-K	001-39641	4.1	2/1/23
4.5*	Description of Securities
4.6	Pre-Funded Warrants Subscription Agreement, dated January 31, 2023, by and among Offerpad Solutions Inc. and the purchasers named therein	8-K	001-39641	10.1	2/1/23
10.1#	Form of Indemnity Agreement	S-4	333-255079	10.24	8/9/21
10.2	Amended and Restated Registration Rights Agreement, dated September 1, 2021	8-K/A	001-39641	10.7	9/7/21
10.3#	Offerpad Solutions 2021 Incentive Award Plan	8-K/A	001-39641	10.10	9/7/21
10.4#	Offerpad Solutions 2021 Employee Stock Purchase Plan	8-K/A	001-39641	10.11	9/7/21
10.5#	Amended and Restated OfferPad, Inc. 2016 Stock Option and Grant Plan	10-K	001-39641	10.5	3/7/22
10.6#	Form of Incentive Stock Option Agreement under the OfferPad, Inc. 2016 Stock Option and Grant Plan	S-4	333-255079	10.23(a)	8/9/21
10.7#	Offerpad Solutions Inc. Non-Employee Director Compensation Program	10-Q	001-39641	10.5	8/2/23
10.8#	Offerpad Solutions Inc. Director Deferred Compensation Plan	10-K	001-39641	10.8	3/7/22
10.9#	Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.2	3/4/22
10.10#	Performance-Based Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.3	3/4/22
10.11#	Form of Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.4	3/4/22
10.12#	Form of Performance-Based Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.5	3/4/22
10.13#	Form of Director Deferred Cash Fee Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.6	5/4/22
10.14#	Form of Director Deferred Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.7	5/4/22
10.15#	Form of Option Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.8	5/4/22
10.16#	Form of 2023 Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.2	7/6/23
10.17#	Employment Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.1	3/4/22
10.18#	Amended and Restated Employment Agreement, dated as of June 6, 2022, by and between Offerpad Solutions Inc. and Michael Burnett	8-K	001-39641	10.2	6/7/22
10.19#	Amended and Restated Employment Agreement, dated as of June 6, 2022, by and between Offerpad Solutions Inc. and Benjamin Aronovitch	8-K	001-39641	10.3	6/7/22
10.20#	Bonus Letter Agreement, dated July 3, 2023, by and between Benjamin Aronovitch and Offerpad Solutions Inc.	8-K	001-39641	10.3	7/6/23
10.21#	Employment Agreement, effective as of July 10, 2023, by and between Jawad Ahsan and Offerpad Solutions Inc.	8-K	001-39641	10.1	7/6/23
10.22*#	Bonus Letter Agreement, dated December 18, 2023, by and between James Grout and Offerpad Solutions Inc.
10.23+	Eighth Amended and Restated Loan and Security Agreement, dated as of November 6, 2023, by and among Offerpad (SVPBORROWER1), LLC, LL Private Lending Fund, L.P., LL Private Lending Fund II, L.P., and LL Funds, LLC.	8-K	001-39641	10.1	11/9/23
10.24+	Third Amended and Restated Mezzanine Loan and Security Agreement, dated as of November 6, 2023, by and among OP SPE Borrower Parent,	8-K	001-39641	10.2	11/9/23

Offerpad Solutions Inc. | 2023 Form 10-K | 94

	LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.
10.25+	Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/7/22
10.26+	Amendment No. 1 dated December 8, 2022 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	10-K	001-39641	10.23	2/28/23
10.27+	Amendment No. 2 dated March 30, 2023 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	10-Q	001-39641	10.3	5/3/23
10.28+	Amendment Number Three, dated June 16, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/20/23
10.29+	Loan and Security Agreement, dated as of October 16, 2023, among Offerpad SPE Borrower A, LLC, as a borrower and borrower representative, JPMorgan Chase Bank, N.A., as initial lender and administrative agent, Computershare Trust Company, N.A., as paying agent and calculation agent, and the lenders party thereto.	8-K	001-39641	10.1	10/17/23
21.1	List of Subsidiaries	10-K	001-39641	21.1	2/28/23
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*#	Policy for Recovery of Erroneously Awarded Compensation
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

None.

Offerpad Solutions Inc. | 2023 Form 10-K | 95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: February 27, 2024	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 27, 2024	By:	/s/ James Grout
James Grout
Senior Vice President, Finance (Principal Financial Officer)

Date: February 27, 2024	By:	/s/ Hiten Patel
Hiten Patel
Senior Vice President, Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Bair	Chief Executive Officer and	February 27, 2024
Brian Bair	Chairman of the Board (Principal Executive Officer)

/s/ James Grout	Senior Vice President, Finance	February 27, 2024
James Grout	(Principal Financial Officer)

/s/ Hiten Patel	Senior Vice President, Controller	February 27, 2024
Hiten Patel	(Principal Accounting Officer)

/s/ Katie Curnutte	Director	February 27, 2024
Katie Curnutte

/s/ Kenneth DeGiorgio	Director	February 27, 2024
Kenneth DeGiorgio

/s/ Alexander Klabin	Director	February 27, 2024
Alexander Klabin

/s/ Ryan O’Hara	Director	February 27, 2024
Ryan O’Hara

/s/ Sheryl Palmer	Director	February 27, 2024
Sheryl Palmer

/s/ Roberto Sella	Director	February 27, 2024
Roberto Sella

Offerpad Solutions Inc. | 2023 Form 10-K | 96