Form 10-Q
period 2024-03-31
Offerpad Solutions Inc.
filed 2024-05-06
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
(844) 388-4539
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	OPAD	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2024, there were 27,301,933 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, potential growth or expansion evaluations, strategies, including product and service offerings, macroeconomic trends, geopolitical concerns, and the markets in which Offerpad operates.

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
our ability to grow effectively;
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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		March 31,	December 31,
(in thousands, except par value per share) (Unaudited)		2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$68,550	$75,967
Restricted cash		9,983	3,967
Accounts receivable		4,347	9,935
Real estate inventory		266,107	276,500
Prepaid expenses and other current assets		4,353	5,236
Total current assets		353,340	371,605
Property and equipment, net		4,679	4,517
Other non-current assets		11,707	3,572
TOTAL ASSETS	(1)	$369,726	$379,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$4,378	$4,946
Accrued and other current liabilities		13,166	13,859
Secured credit facilities and other debt, net		230,083	227,132
Secured credit facilities and other debt - related party		24,522	30,092
Total current liabilities		272,149	276,029
Warrant liabilities		127	471
Other long-term liabilities		9,349	1,418
Total liabilities	(2)	281,625	277,918
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,300 and 27,233 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively		3	3
Additional paid in capital		503,500	499,660
Accumulated deficit		(415,402)	(397,887)
Total stockholders’ equity		88,101	101,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$369,726	$379,694

________________

(1)
Our consolidated assets as of March 31, 2024 and December 31, 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $9,883 and $3,867; Accounts receivable, $963 and $6,782; Real estate inventory, $266,107 and $276,500; Prepaid expenses and other current assets, $850 and $1,588; Total assets of $277,803 and $288,737, respectively.
(2)
Our consolidated liabilities as of March 31, 2024 and December 31, 2023 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,707 and $1,798; Accrued and other current liabilities, $1,720 and $2,027; Secured credit facilities and other debt, net, $254,605 and $257,224; Total liabilities, $258,032 and $261,049, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(in thousands, except per share data) (Unaudited)	2024	2023
Revenue	$285,358	$609,579
Cost of revenue	262,763	602,294
Gross profit	22,595	7,285
Operating expenses:
Sales, marketing and operating	22,452	42,351
General and administrative	11,955	14,479
Technology and development	1,773	2,241
Total operating expenses	36,180	59,071
Loss from operations	(13,585)	(51,786)
Other income (expense):
Change in fair value of warrant liabilities	344	(389)
Interest expense	(4,905)	(7,432)
Other income, net	754	282
Total other expense	(3,807)	(7,539)
Loss before income taxes	(17,392)	(59,325)
Income tax expense	(123)	(122)
Net loss	$(17,515)	$(59,447)
Net loss per share, basic	$(0.64)	$(2.51)
Net loss per share, diluted	$(0.64)	$(2.51)
Weighted average common shares outstanding, basic	27,339	23,661
Weighted average common shares outstanding, diluted	27,339	23,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,233	$3	$499,660	$(397,887)	$101,776
Issuance of common stock upon exercise of stock options	5	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	62	—	(43)	—	(43)
Stock-based compensation expense	—	—	3,867	—	3,867
Net loss	—	—	—	(17,515)	(17,515)
Balance at March 31, 2024	27,300	$3	$503,500	$(415,402)	$88,101

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	16,479	$2	$402,544	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	13	—	49	—	49
Issuance of common stock upon vesting of restricted stock units	14	—	(48)	—	(48)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,001	1	10	—	11
Stock-based compensation expense	—	—	1,843	—	1,843
Net loss	—	—	—	(59,447)	(59,447)
Balance at March 31, 2023	26,507	$3	$493,614	$(340,116)	$153,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
($ in thousands) (Unaudited)	2024	2023
Cash flows from operating activities:
Net loss	$(17,515)	$(59,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	166	202
Amortization of debt financing costs	818	894
Real estate inventory valuation adjustment	624	7,285
Stock-based compensation	3,867	1,843
Change in fair value of warrant liabilities	(344)	389
Change in fair value of derivative instruments	—	568
Gain on disposal of property and equipment	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	5,588	(54)
Real estate inventory	9,769	484,761
Prepaid expenses and other assets	670	(1,710)
Accounts payable	(568)	(228)
Accrued and other liabilities	(684)	(8,060)
Net cash provided by operating activities	2,386	426,443
Cash flows from investing activities:
Purchases of property and equipment	(353)	(75)
Proceeds from sale of property and equipment	30	—
Purchases of derivative instruments	—	(1,212)
Net cash used in investing activities	(323)	(1,287)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	242,142	186,391
Repayments of credit facilities and other debt	(245,579)	(700,635)
Payment of debt financing costs	—	(23)
Proceeds from exercise of stock options	16	49
Payments for taxes related to stock-based awards	(43)	(48)
Borrowings from warehouse lending facility	—	8,188
Repayments of warehouse lending facility	—	(5,657)
Proceeds from issuance of pre-funded warrants	—	90,000
Proceeds from exercise of pre-funded warrants	—	11
Issuance cost of pre-funded warrants	—	(784)
Net cash used in financing activities	(3,464)	(422,508)
Net change in cash, cash equivalents and restricted cash	(1,401)	2,648
Cash, cash equivalents and restricted cash, beginning of period	79,934	140,299
Cash, cash equivalents and restricted cash, end of period	$78,533	$142,947
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$68,550	$107,733
Restricted cash	9,983	35,214
Total cash, cash equivalents and restricted cash	$78,533	$142,947
Supplemental disclosure of cash flow information:
Cash payments for interest	$6,427	$11,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad’s mission is to deliver the best home buying and selling experience. From cash offers and flexible listing options to mortgages and buyer services, we have been helping homeowners since 2015. We pair our local expertise in residential real estate with proprietary technology to put customers in control of the process and help find the right solution that fits their needs.

The Company is currently headquartered in Chandler, Arizona and operates in over 1,800 cities and towns in 27 metropolitan markets across 17 states as of March 31, 2024.

Basis of Presentation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to GAAP and SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on February 27, 2024.

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

Reverse Stock Split

On June 12, 2023, the Company filed a certificate of amendment to its Third Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split (the “Reverse Stock Split”). The Company’s Class A common stock began trading on a split-adjusted basis at market open on June 13, 2023 under the existing symbol “OPAD”.

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 8

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

The Company recorded real estate inventory valuation adjustments of $0.6 million and $7.3 million during the three months ended March 31, 2024 and 2023, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Recent Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued a new standard which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures about income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. Accordingly, the new standard is effective for the Company on January 1, 2025 on a prospective basis. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued a new standard which is intended to improve disclosures about an entity’s reportable segments, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, using a retrospective approach. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2024	2023
Homes preparing for and under renovation	$67,849	$53,116
Homes listed for sale	107,164	148,648
Homes under contract to sell	91,094	74,736
Real estate inventory	$266,107	$276,500

Note 3. Derivative Financial Instruments

During 2023, the Company entered into derivative arrangements pursuant to which the Company acquired options on U.S. Treasury futures. These options provided the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future.

During the three months ended March 31, 2023, the Company purchased $1.2 million of derivative instruments and recorded a $0.6 million change in the fair value of the derivative instruments in Other income, net in the condensed consolidated statements of operations.

The Company sold all of its outstanding derivative arrangements during October 2023 and no derivative arrangements remain outstanding.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 9

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2024	2023
Rooftop solar panel systems	$5,038	$5,075
Leasehold improvements	1,130	1,130
Office equipment and furniture	837	837
Software systems	386	386
Computers and equipment	265	265
Construction in progress	385	32
Property and equipment, gross	8,041	7,725
Less: accumulated depreciation	(3,362)	(3,208)
Property and equipment, net	$4,679	$4,517

Depreciation expense was $0.2 million during each of the three months ended March 31, 2024 and 2023, respectively.

Note 5. Leases

The Company’s operating lease arrangements consist of its existing corporate headquarters in Chandler, Arizona, its future corporate headquarters in Tempe, Arizona, and field office facilities in most of the metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, operating lease costs were $0.9 million and $0.6 million, respectively. Variable and short-term lease costs were less than $0.1 million during each of the three months ended March 31, 2024 and 2023, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.3 million and $0.6 million, during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the three months ended March 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 8.7 years and 1.8 years, respectively, and a weighted-average discount rate of 7.0% and 4.3%, respectively.

The Company’s operating lease liability maturities as of March 31, 2024 are as follows:

($ in thousands)
Remainder of 2024	$1,760
2025	2,898
2026	2,089
2027	1,949
2028	1,922
2029	1,974
Thereafter	11,862
Total future lease payments	24,454
Less: Imputed interest	(7,388)
Less: Tenant incentive receivable	(5,532)
Total lease liabilities	$11,534

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		March 31,	December 31,
($ in thousands)	Financial Statement Line Items	2024	2023
Right-of-use assets	Other non-current assets	$10,538	$3,338
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,185	2,271
Non-current liabilities	Other long-term liabilities	9,349	1,418
Total lease liabilities		$11,534	$3,689

Note 6. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2024	2023
Home renovation	$4,004	$3,534
Operating lease liabilities	2,185	2,271
Payroll and other employee related expenses	2,048	3,200
Interest	1,659	1,989
Marketing	1,018	999
Legal and professional obligations	604	392
Other	1,648	1,474
Accrued and other current liabilities	$13,166	$13,859

The Company incurred advertising expenses of $4.4 million and $8.0 million during the three months ended March 31, 2024 and 2023, respectively.

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of March 31, 2024 and December 31, 2023.

Note 7. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2024	2023
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$211,722	$216,654
Senior secured credit facility with a related party	6,039	6,289
Mezzanine secured credit facilities with financial institutions	19,769	12,704
Mezzanine secured credit facilities with a related party	18,483	23,803
Debt issuance costs	(1,408)	(2,226)
Total credit facilities and other debt, net	254,605	257,224
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	230,083	227,132
Total credit facilities and other debt - related party	24,522	30,092
Total credit facilities and other debt, net	$254,605	$257,224

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of March 31, 2024, the Company had a total borrowing capacity of $1,052.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $562.2 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$99,528	8.13%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	45,743	8.07%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	44,402	8.57%	January 2025	April 2025
Related party	30,000	20,000	50,000	6,039	10.34%	March 2025	September 2025
Senior financial institution 4	30,000	45,000	75,000	22,049	9.83%	August 2024	February 2025
Senior secured credit facilities	$460,000	$415,000	$875,000	$217,761

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$200,000	$200,000	$400,000	$135,676	7.91%
Senior financial institution 2	100,000	100,000	200,000	55,541	7.61%
Senior financial institution 3	100,000	50,000	150,000	6,453	7.11%
Related party	30,000	20,000	50,000	6,289	10.05%
Senior financial institution 4	30,000	45,000	75,000	18,984	8.42%
Senior secured credit facilities	$460,000	$415,000	$875,000	$222,943

As of March 31, 2024, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under the Company’s senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against the Company with limited exceptions. The Company has, however, provided limited non-recourse carve-out guarantees under its senior and mezzanine secured credit facilities for certain of the SPEs’ obligations. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$16,994	13.84%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	9,408	13.92%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	10,361	12.57%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	1,489	13.84%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$38,252

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$22,250	11.56%
Mezzanine financial institution 1	22,500	22,500	45,000	11,198	12.79%
Mezzanine financial institution 2	26,667	13,333	40,000	1,506	9.55%
Related party facility 2	8,000	14,000	22,000	1,553	13.05%
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$36,507

As of March 31, 2024, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As of March 31, 2024, the Company was in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Warrant Liabilities

As of March 31, 2024, the Company had 16.1 million public warrants outstanding and 5.7 million private placement warrants outstanding, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

Public Warrants

The public warrants became exercisable on October 23, 2021. A holder may exercise its warrants only for a whole number of shares of Class A common stock. The public warrants will expire September 1, 2026, or earlier upon redemption or liquidation. Pursuant to the terms of the warrant agreements, the Company may call the public warrants for redemption for cash or redeem the outstanding warrants for shares of Class A common stock under certain scenarios. The public warrants are traded on an over-the-counter market.

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of March 31, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$52	$—	$—
Private placement warrant liabilities	$—	$—	$75

As of December 31, 2023	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$305	$—	$—
Private placement warrant liabilities	$—	$—	$166

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of ($0.3) million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. These changes are recorded in Change in fair value of warrant liabilities in our condensed consolidated statements of operations.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Beginning balance	$166	$196
Change in fair value of private placement warrants included in net loss	(91)	89
Ending balance	$75	$285

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.

Note 10. Stockholders’ Equity

Authorized Capital Stock

The Company’s is authorized to issue 2,100,000,000 shares of capital stock, which consists of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock, both of which have a par value $0.0001 per share.

Class A Common Stock

Our Class A common stock trades on the New York Stock Exchange under the symbol “OPAD” and our public warrants trade on the OTC Markets Group Pink Market under the symbol “OPADW.”

As of March 31, 2024, we had 27,300,233 shares of Class A common stock issued and outstanding.

We also have outstanding private placement warrants to purchase shares of our Class A common stock. Refer to Note 8. Warrant Liabilities.

During January 2023, we sold and issued pre-funded warrants to purchase shares of our Class A common stock, resulting in gross proceeds of approximately $90.0 million. The pre-funded warrants became exercisable during March 2023. All of the pre-funded warrants were subsequently exercised during 2023, upon which, 10.7 million shares of our Class A common stock were issued.

Preferred Stock

As of March 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Note 11. Stock-Based Awards

2021 Equity Incentive Plans

Incentive Award Plan

As of December 31, 2023, there were 1,755,548 shares of Class A common stock reserved for issuance under the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”).

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the 2021 Plan, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan automatically increased by 122,360 shares of Class A common stock on January 1, 2024. Following this increase, there were 1,877,908 shares reserved for issuance under the 2021 Plan as of March 31, 2024.

As of March 31, 2024, the Company has granted stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and other stock or cash-based awards under the 2021 Plan.

Employee Stock Purchase Plan

As of December 31, 2023, there were 175,554 shares of Class A common stock reserved for issuance under the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”).

Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock available for issuance under the ESPP automatically increased by 111,248 shares of Class A common stock on January 1, 2024. Following this increase, there were 286,802 shares reserved for issuance under the ESPP as of March 31, 2024.

As of March 31, 2024, no shares have been issued under the ESPP.

Restricted Stock Units

The following summarizes RSU award activity during the three months ended March 31, 2024:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	250	$29.77
Granted	33	9.12
Vested and settled	(67)	24.83
Forfeited	(5)	16.75
Outstanding as of March 31, 2024	211	28.39

As of March 31, 2024, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of March 31, 2024, the Company had $2.5 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.43 years. The fair value of RSUs that vested and settled during the three months ended March 31, 2024 and 2023 was $1.7 million and $1.6 million, respectively.

Performance-Based Restricted Stock Units

The following summarizes PSU award activity during the three months ended March 31, 2024:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	119	$70.81
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	119	70.81

As of March 31, 2024, the Company had $2.6 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 0.92 years.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the three months ended March 31, 2024.

As of March 31, 2024, the Company had $3.1 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 2.70 years.

Stock Options

The following summarizes stock option activity during the three months ended March 31, 2024:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,078	$12.04	4.26	$1,686
Granted	—	—
Exercised	(5)	2.95
Forfeited, canceled or expired	(21)	17.23
Outstanding as of March 31, 2024	1,052	11.98	4.06	1,151
Exercisable as of March 31, 2024	990	11.50	3.87	1,151
Vested and expected to vest as of March 31, 2024	1,052	11.98	4.06	1,151

The total intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was less than $0.1 million and $0.1 million, respectively.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to unvested stock options of $1.0 million. This expense is expected to be recognized over a weighted average period of 1.04 years. The fair value of stock options that vested during the three months ended March 31, 2024 and 2023 was $0.4 million and $0.7 million, respectively.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Sales, marketing and operating	$1,176	$328
General and administrative	2,400	1,444
Technology and development	291	71
Stock-based compensation expense	$3,867	$1,843

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2024	2023
Assets
Restricted cash	$9,883	$3,867
Accounts receivable	963	6,782
Real estate inventory	266,107	276,500
Prepaid expenses and other current assets	850	1,588
Total assets	$277,803	$288,737
Liabilities
Accounts payable	$1,707	$1,798
Accrued and other current liabilities	1,720	2,027
Secured credit facilities and other debt, net	254,605	257,224
Total liabilities	$258,032	$261,049

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net loss	$(17,515)	$(59,447)
Denominator:
Weighted average common shares outstanding, basic	27,339	23,661
Dilutive effect of stock options (1)	—	—
Dilutive effect of restricted stock units (1)	—	—
Weighted average common shares outstanding, diluted	27,339	23,661
Net loss per share, basic	$(0.64)	$(2.51)
Net loss per share, diluted	$(0.64)	$(2.51)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	973	1,067
Anti-dilutive restricted stock units (1)	130	81
Anti-dilutive performance-based restricted stock units	119	127
Anti-dilutive warrants issued in connection with Business Combination	1,452	1,452

(1) Due to the net loss during each of the three months ended March 31, 2024 and 2023, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of $0.1 million during each of the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate was an expense of 0.7% and 0.2% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate during the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes. The valuation allowance recorded against our net deferred tax assets was $111.0 million as of March 31, 2024.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2024, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Note 15. Related-Party Transactions

LL Credit Facilities

As of March 31, 2024, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party (the “LL Credit Facilities”). The following summarizes certain details related to these facilities:

	As of March 31, 2024		As of December 31, 2023
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$6,039	$50,000	$6,289
Mezzanine secured credit facilities with a related party	$92,000	$18,483	$92,000	$23,803

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

We paid interest for borrowings under the LL Credit Facilities of $1.0 million and $1.5 million during the three months ended March 31, 2024 and 2023, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $1.7 million and $2.7 million during the three months ended March 31, 2024 and 2023, respectively, for its services, inclusive of the fees for property data services.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives during each of the respective periods:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Mr. Bair’s brother 1	$163	$369
Mr. Bair’s brother 2	153	348
Mr. Bair’s sister-in-law	36	51
	$352	$768

During each of the three months ended March 31, 2024 and 2023, the Company did not grant any equity awards to Mr. Bair's brothers and Mr. Bair's sister-in-law.

Warehouse Lending Facility with FirstFunding, Inc.

During 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc., a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans used the warehouse lending facility to fund mortgage loans it originated and then sold to third-party mortgage servicers. As of March 31, 2024, there were no amounts outstanding under the facility and fees paid under the facility were immaterial during each of the three months ended March 31, 2024 and 2023. During April 2024, the warehouse lending facility expired and was not renewed.

Pre-Funded Warrants

During January 2023, the Company sold and issued pre-funded warrants to purchase shares of the Company’s Class A common stock. The investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 10. Stockholders’ Equity, for further details.

Note 16. Commitments and Contingencies

Homes Purchase Commitments

As of March 31, 2024, the Company was under contract to purchase 545 homes for an aggregate purchase price of $156.4 million.

Lease Commitments

The Company has entered into operating lease agreements for its existing corporate headquarters in Chandler, Arizona, its future corporate headquarters in Tempe, Arizona, and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 5. Leases, for further details.

Legal and Other Matters

The Company is subject to various actions, claims, suits and other legal proceedings that arise in the ordinary course of business, including, without limitation, assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. The Company records accruals for loss contingencies when it is probable that a loss will occur, and the amount of such loss can be reasonably estimated. The Company is not currently a party to any actions, claims, suits or other legal proceedings, the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s condensed consolidated financial statements.

Note 17. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the condensed consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024.

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

Overview

Our Business

Offerpad’s mission is to deliver the best home buying and selling experience. From cash offers and flexible listing options to mortgages and buyer services, we have been helping homeowners since 2015 and have transacted on homes representing approximately $11.0 billion of aggregate revenue through March 31, 2024. We pair our local expertise in residential real estate with proprietary technology to put customers in control of the process and help find the right solution that fits their needs.

We are currently headquartered in Chandler, Arizona and operate in over 1,800 cities and towns in 27 metropolitan markets across 17 states as of March 31, 2024.

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

During the first quarter of 2024, we generated solid operating results against a backdrop of continued volatility in the mortgage interest rate environment, sustained elevated levels of inflation in the broader economy and various other macroeconomic and geopolitical concerns. Our revenue increased to $285.4 million during the first quarter of 2024, which represents the third consecutive quarter-over-quarter improvement. Additionally, we achieved both quarter-over-quarter and year-over-year improvements in our gross profit margin during the first quarter of 2024, reflecting our continued progress toward improving the stability of our gross profit margin, and we currently anticipate this positive trajectory will continue on a quarter-over-quarter basis during the second quarter of 2024. Further, we increased our real estate inventory acquisition pace during the first quarter of 2024 as compared to the fourth quarter of 2023 and we had $266.1 million of homes in real estate inventory as of March 31, 2024.

While our revenue and gross profit margin improved during the first quarter of 2024, the ongoing challenging residential real estate market conditions, combined with the impact of typical seasonal decline in the residential real estate market during the fall and winter, continued to have an impact on our operating results during the first quarter of 2024. Additionally, the combination of higher mortgage interest rates, sustained elevated levels of inflation and a limited supply of single-family resale homes have greatly reduced the affordability of homes. These factors have required us to use pricing adjustments and other incentives in recent periods, which had a negative impact on our operating results during the first quarter of 2024. Further, there continues to be uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the direction of mortgage interest rates, which have continued to increase during the second quarter of 2024 and the impact of geopolitical conflicts. We anticipate that the ongoing higher mortgage interest rate environment, economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the second quarter of 2024. Due to these conditions, we’re proactively optimizing our capital allocation across our highest performing and most efficient markets, and may be required to use similar pricing adjustments and incentives in the future.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 21

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below.

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $1.9 trillion in value of homes transacted in 2023 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (NAR). In 2023, we estimate that we captured roughly 0.5% market share of real estate transactions across our 25 active markets as of December 31, 2023. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

We are also increasing our focus on our partner network, which includes our homebuilder services, our agent partnership program and our agent referral network, to drive growth in our existing markets by expanding our reach and serving a greater number of customers. Our agent partnership program provides referral fees to agents who sell or select our cash offer. This program is designed to enable customers to utilize our services in a way that best suits their home-selling situation, while also serving as a valuable resource for real estate agents.

In order to drive additional value from our agent partnership program, we implemented various enhancements to the program during the first quarter of 2024. Under the enhanced program, our partner agents can continue to request a cash offer on behalf of their clients, and now also have the ability to list an acquired home and ready for resale. Additionally, partner agents in the top tier of the program have access to sellers in defined zones and have the potential to list other Offerpad-owned homes in their zone.

Expansion into New Markets

Since our launch in 2015, we have expanded into 25 markets as of December 31, 2023, which covered roughly 22% of the 4.7 million homes sold in the United States in 2023. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, which include our listing and renovation services, and our agent partnership program, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during the first quarter of 2024, bringing our total markets served to 27 as of March 31, 2024.

Although we recently expanded into two new markets, we have decelerated our market expansion plans in recent years given the challenging residential real estate market conditions and the uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the direction of mortgage interest rates and the impact of geopolitical conflicts. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

Renovation Services

Our renovation services represent an important component of our asset-light platform offerings. Through our renovation services offering, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee. Although our renovation services offering is in the early stages, representing approximately 2% of our total consolidated revenue during the three months ended March 31, 2024, we believe these services could be a more significant component of our business over time.

Expand Relationships with Home Buyers

Another component of our asset-light platform offerings includes our program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 22

this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home. This offering represented less than 1% of our total consolidated revenue during the three months ended March 31, 2024.

Ancillary Products and Services

We aim to deliver other additional products and services to customers in a smooth, efficient, digital driven platform, focused on transparency and ease of use. The primary goal is to be able to offer multiple services tied to the core real estate transaction, allowing customers to bundle and save. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our cash offering service that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

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

Our ancillary products and services represented less than 1% of our total consolidated revenue during the three months ended March 31, 2024.

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

Real Estate Inventory Financing

Our business model requires significant capital to purchase real estate inventory. Real estate inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which primarily consist of senior and mezzanine secured credit facilities to finance our home purchases. The loss of adequate access to these types of facilities, or the inability to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 23

Risk Management

Our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relist the home so that it sells at a profit and in a relatively short period of time. We have invested significant resources into our underwriting and asset management systems. Our real estate operations team, including our pricing team, together with our software engineering and data science teams are responsible for underwriting accuracy, portfolio health, and workflow optimization. Our underwriting tools are constantly updated to adjust to the latest market conditions, leveraging inputs from our internal data systems, as well as third-party and other proprietary data sources. This allows us to assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to mitigate our risk exposure. Further, our listed homes are typically in market-ready and move-in ready condition following the repairs and renovations we conduct.

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

During the first quarter of 2024, the average holding period of homes sold increased to 113 days, reflecting the anticipated, normal seasonal increase. Based on current residential real estate market conditions, we anticipate our average real estate inventory holding period in the second quarter of 2024 will remain consistent at around 110 days.

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 24

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 25

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages and homes sold, unaudited)	2024	2023
Gross profit (GAAP)	$22,595	$7,285
Gross margin	7.9%	1.2%
Homes sold	847	1,609
Gross profit per home sold	$26.7	$4.5
Adjustments:
Real estate inventory valuation adjustment - current period (1)	623	7,285
Real estate inventory valuation adjustment - prior period (2)	(645)	(51,515)
Interest expense capitalized (3)	1,669	4,677
Adjusted gross profit (loss)	$24,242	$(32,268)
Adjusted gross margin	8.5%	(5.3)%
Adjustments:
Direct selling costs (4)	(6,969)	(18,061)
Holding costs on sales - current period (5)(6)	(887)	(1,248)
Holding costs on sales - prior period (5)(7)	(483)	(1,886)
Other income, net (8)	754	282
Contribution profit (loss)	$16,657	$(53,181)
Contribution margin	5.8%	(8.7)%
Homes sold	847	1,609
Contribution profit (loss) per home sold	$19.7	$(33.1)
Adjustments:
Interest expense capitalized (3)	(1,669)	(4,677)
Interest expense on homes sold - current period (9)	(2,521)	(5,498)
Interest expense on homes sold - prior period (10)	(2,426)	(12,032)
Contribution profit (loss) after interest	$10,041	$(75,388)
Contribution margin after interest	3.5%	(12.4)%
Homes sold	847	1,609
Contribution profit (loss) after interest per home sold	$11.9	$(46.9)
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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 26

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages, unaudited)	2024	2023
Net loss (GAAP)	$(17,515)	$(59,447)
Change in fair value of warrant liabilities	(344)	389
Adjusted net loss	$(17,859)	$(59,058)
Adjusted net loss margin	(6.3)%	(9.7)%
Adjustments:
Interest expense	4,905	7,432
Amortization of capitalized interest (1)	1,669	4,677
Income tax expense	123	122
Depreciation and amortization	166	202
Amortization of stock-based compensation	3,867	1,843
Adjusted EBITDA	$(7,129)	$(44,782)
Adjusted EBITDA margin	(2.5)%	(7.3)%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,

(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$285,358	$609,579	$(324,221)	(53.2)%
Cost of revenue	262,763	602,294	(339,531)	(56.4)%
Gross profit	22,595	7,285	15,310	210.2%
Operating expenses:
Sales, marketing and operating	22,452	42,351	(19,899)	(47.0)%
General and administrative	11,955	14,479	(2,524)	(17.4)%
Technology and development	1,773	2,241	(468)	(20.9)%
Total operating expenses	36,180	59,071	(22,891)	(38.8)%
Loss from operations	(13,585)	(51,786)	38,201	(73.8)%
Other income (expense)
Change in fair value of warrant liabilities	344	(389)	733	(188.4)%
Interest expense	(4,905)	(7,432)	2,527	(34.0)%
Other income, net	754	282	472	167.4%
Total other expense	(3,807)	(7,539)	3,732	(49.5)%
Loss before income taxes	(17,392)	(59,325)	41,933	(70.7)%
Income tax expense	(123)	(122)	(1)	0.8%
Net loss	$(17,515)	$(59,447)	$41,932	(70.5)%

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 27

Revenue

Revenue decreased by $324.2 million, or 53.2%, to $285.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 847 homes during the three months ended March 31, 2024 compared to 1,609 homes during the three months ended March 31, 2023, representing a decrease of 47.4%. Additionally, the average resale home price decreased from $379,000 in the three months ended March 31, 2023 to $332,000 in the three months ended March 31, 2024. During the three months ended March 31, 2023, we focused on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022, resulting in a higher number of homes sold during the first quarter of 2023 as compared to the first quarter of 2024. The decrease in average sales price per home during the three months ended March 31, 2024 was primarily due to our increased focus on geographic markets that tend to share relatively lower median price points as higher mortgage interest rates and sustained elevated levels of inflation in the broader economy have continued to negatively impact the residential real estate market conditions. We have also continued to refine our target home purchase price range to focus on acquiring homes with the greatest price stability within each market.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $339.5 million, or 56.4%, to $262.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily attributable to lower sales volumes, a lower average home acquisition price and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 7.9% for the three months ended March 31, 2024 compared to 1.2% for the three months ended March 31, 2023. The increase in gross profit margin was primarily due to an increase in the difference between the average home resale price and the average home acquisition price during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, and a $6.7 million decrease in the real estate inventory valuation adjustment during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. These changes were primarily due to our focus on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022 during the first quarter of 2023, resulting in a lower gross profit margin during the first quarter of 2023 as compared to the first quarter of 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $19.9 million, or 47.0%, to $22.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in expense was primarily attributable to the decrease in variable costs associated with the decrease in homes sold, a $3.6 million decrease in advertising expense as we reduced marketing efforts in response to the ongoing challenging residential real estate market conditions, and decreased average employee headcount.

General and Administrative

General and administrative expense decreased by $2.5 million, or 17.4%, to $12.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in expense was primarily attributable to a decrease in fees associated with our credit facilities, and decreased average employee headcount.

Technology and Development

Technology and development expense decreased by $0.5 million, or 20.9%, to $1.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents a gain of $0.3 million for the three months ended March 31, 2024 and a loss of $0.4 million for the three months ended March 31, 2023, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $2.5 million, or 34.0%, to $4.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in expense was primarily attributable to an $89.7 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $347.4 million during the three months ended March 31, 2023 to $257.7 million during the three months ended March 31, 2024. This decrease was partially offset by a 0.86% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 28

Other Income, Net

Other income, net during the three months ended March 31, 2024 represents interest income earned on our cash and cash equivalents.

Income Tax Expense

We recorded income tax expenses of $0.1 million during each of the three months ended March 31, 2024 and 2023, respectively, and our effective tax rate was an expense of 0.7% and 0.2% for the respective periods. Our effective tax rate during the three months ended March 31, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of March 31, 2024, we had cash and cash equivalents of $68.6 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $796.0 million, $306.2 million of which is committed and $489.8 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three months ended March 31, 2024, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of asset-light platform services.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our real estate inventory and expand our operations. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets, rising interest rates and softened consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Pre-Funded Warrants

During January 2023, we sold and issued pre-funded warrants to purchase shares of our Class A common stock, resulting in gross proceeds of approximately $90.0 million. The pre-funded warrants became exercisable during March 2023. All of the pre-funded warrants were subsequently exercised during 2023, upon which, 10.7 million shares of our Class A common stock were issued. Participating investors included Brian Bair, our founder, chief executive officer and chairman of our Board; Roberto Sella, a member of our Board; First American Financial Corporation (“First American”), a holder of more than 10% of our outstanding Class A common stock; and Kenneth DeGiorgio, a member of our Board and chief executive officer of First American.

Financing Activities

Our financing activities primarily include borrowing under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity (including the issuance of the pre-funded warrants, as discussed above). Historically, we have required access to external financing resources in order to fund growth, increase penetration in existing markets, expansion into new markets and other strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 29

applicable lender may not be obligated to advance new loan funds if they choose not to do so. Our ability to obtain and maintain access to these or similar kinds of credit facilities is significant for us to operate the business.

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$200,000	$200,000	$400,000	$99,528	8.13%	June 2025	June 2025
Senior financial institution 2	100,000	100,000	200,000	45,743	8.07%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	44,402	8.57%	January 2025	April 2025
Related party	30,000	20,000	50,000	6,039	10.34%	March 2025	September 2025
Senior financial institution 4	30,000	45,000	75,000	22,049	9.83%	August 2024	February 2025
Senior secured credit facilities	$460,000	$415,000	$875,000	$217,761

As of March 31, 2024, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured revolving credit facilities.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$16,994	13.84%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	9,408	13.92%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	10,361	12.57%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	1,489	13.84%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$38,252

As of March 31, 2024, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 30

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

As of March 31, 2024, we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash provided by operating activities	$2,386	$426,443
Net cash used in investing activities	(323)	(1,287)
Net cash used in financing activities	(3,464)	(422,508)
Net change in cash, cash equivalents and restricted cash	$(1,401)	$2,648

Operating Activities

Net cash provided by operating activities was $2.4 million and $426.4 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net cash provided by operating activities primarily resulted from a $9.8 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions, and a $5.6 million decrease in accounts receivable due to a decreased number of home sales pending receipt of cash from the title company as compared to December 31, 2022. Net cash provided by operating activities during the three months ended March 31, 2024 was also impacted by the $17.5 million net loss during the period, which included $3.9 million of non-cash stock-based compensation expense.

For the three months ended March 31, 2023, net cash provided by operating activities primarily resulted from a $484.8 million decrease in real estate inventory due to an intentional reduction in inventory levels given the dramatic decline in consumer demand for residential real estate, which began toward the end of the second quarter of 2022 and continued through the first quarter of 2023. During this period of time, we focused on selling our existing inventory of homes acquired in the first half of 2022 and significantly reduced the number of new homes acquired in the second half of 2022 and into the first quarter of 2023. Net cash provided by operating activities during the three months ended March 31, 2023 was also impacted by the $59.4 million net loss during the period, which included a $7.3 million non-cash inventory valuation adjustment as a result of the softened consumer demand for residential real estate.

Investing Activities

Net cash used in investing activities was $0.3 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities during the three months ended March 31, 2024 principally represents purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2023 principally represents purchases of derivative instruments.

Financing Activities

Net cash used in financing activities was $3.5 million and $422.5 million during the three months ended March 31, 2024 and 2023, respectively. Net cash used in financing activities during the three months ended March 31, 2024 primarily consisted of $245.6 million of repayments of credit facilities and other debt, which was partially offset by $242.1 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $3.5 million was directly related to the decrease in financed real estate inventory during the period.

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

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 31

Material Cash Requirements and Other Obligations

Information regarding our material cash requirements and other obligations is provided in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

There have been no material changes in our material cash requirements and other obligations since December 31, 2023 through March 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risk since December 31, 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 32

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On May 4, 2024, Alexander Klabin notified the Company of his decision to resign from the Board of Directors, effective at the conclusion of the Company’s 2024 annual meeting of stockholders. Mr. Klabin’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operation, policies or practices.

(b) None.

(c) During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 33

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: May 6, 2024	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ James Grout
James Grout
Senior Vice President, Finance (Principal Financial Officer)

Date: May 6, 2024	By:	/s/ Hiten Patel
Hiten Patel
Senior Vice President, Controller (Principal Accounting Officer)

Offerpad Solutions Inc. | First Quarter 2024 Form 10-Q | 35