Form 10-Q
period 2024-06-30
Offerpad Solutions Inc.
filed 2024-08-05
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were 27,353,992 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, potential growth or expansion evaluations, strategies, including product and service offerings, macroeconomic trends, geopolitical concerns, and the markets in which Offerpad operates.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		June 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$56,906	$75,967
Restricted cash		16,092	3,967
Accounts receivable		6,745	9,935
Real estate inventory		307,750	276,500
Prepaid expenses and other current assets		3,545	5,236
Total current assets		391,038	371,605
Property and equipment, net		4,492	4,517
Other non-current assets		11,095	3,572
TOTAL ASSETS	(1)	$406,625	$379,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$2,838	$4,946
Accrued and other current liabilities		13,095	13,859
Secured credit facilities and other debt, net		271,887	227,132
Secured credit facilities and other debt - related party		31,899	30,092
Total current liabilities		319,719	276,029
Warrant liabilities		136	471
Other long-term liabilities		9,203	1,418
Total liabilities	(2)	329,058	277,918
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,329 and 27,233 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively		3	3
Additional paid in capital		506,748	499,660
Accumulated deficit		(429,184)	(397,887)
Total stockholders’ equity		77,567	101,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$406,625	$379,694

________________

(1)
Our consolidated assets as of June 30, 2024 and December 31, 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $16,092 and $3,867; Accounts receivable, $3,203 and $6,782; Real estate inventory, $307,750 and $276,500; Prepaid expenses and other current assets, $407 and $1,588; Total assets of $327,452 and $288,737, respectively.
(2)
Our consolidated liabilities as of June 30, 2024 and December 31, 2023 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,903 and $1,798; Accrued and other current liabilities, $1,757 and $2,027; Secured credit facilities and other debt, net, $303,786 and $257,224; Total liabilities, $307,446 and $261,049, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data) (Unaudited)	2024	2023	2024	2023
Revenue	$251,122	$230,147	$536,480	$839,726
Cost of revenue	229,251	207,916	492,014	810,210
Gross profit	21,871	22,231	44,466	29,516
Operating expenses:
Sales, marketing and operating	20,230	29,040	42,682	71,391
General and administrative	10,538	12,713	22,493	27,192
Technology and development	964	2,312	2,737	4,553
Total operating expenses	31,732	44,065	67,912	103,136
Loss from operations	(9,861)	(21,834)	(23,446)	(73,620)
Other income (expense):
Change in fair value of warrant liabilities	(9)	435	335	46
Interest expense	(4,581)	(1,867)	(9,486)	(9,299)
Other income, net	615	965	1,369	1,247
Total other expense	(3,975)	(467)	(7,782)	(8,006)
Loss before income taxes	(13,836)	(22,301)	(31,228)	(81,626)
Income tax benefit (expense)	54	(43)	(69)	(165)
Net loss	$(13,782)	$(22,344)	$(31,297)	$(81,791)
Net loss per share, basic	$(0.50)	$(0.82)	$(1.14)	$(3.21)
Net loss per share, diluted	$(0.50)	$(0.82)	$(1.14)	$(3.21)
Weighted average common shares outstanding, basic	27,385	27,258	27,362	25,470
Weighted average common shares outstanding, diluted	27,385	27,258	27,362	25,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	27,300	$3	$503,500	$(415,402)	$88,101
Issuance of common stock upon vesting of restricted stock units	29	—	(1)	—	(1)
Stock-based compensation expense	—	—	3,249	—	3,249
Net loss	—	—	—	(13,782)	(13,782)
Balance at June 30, 2024	27,329	$3	$506,748	$(429,184)	$77,567

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2023	26,507	$3	$493,614	$(340,116)	$153,501
Issuance of common stock upon exercise of stock options	1	—	4	—	4
Issuance of common stock upon vesting of restricted stock units	3	—	(5)	—	(5)
Exercise of pre-funded warrants	714	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	2,055
Net loss	—	—	—	(22,344)	(22,344)
Balance at June 30, 2023	27,225	$3	$495,668	$(362,460)	$133,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,233	$3	$499,660	$(397,887)	$101,776
Issuance of common stock upon exercise of stock options	5	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	91	—	(44)	—	(44)
Stock-based compensation expense	—	—	7,116	—	7,116
Net loss	—	—	—	(31,297)	(31,297)
Balance at June 30, 2024	27,329	$3	$506,748	$(429,184)	$77,567

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	16,479	$2	$402,544	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	14	—	53	—	53
Issuance of common stock upon vesting of restricted stock units	17	—	(53)	—	(53)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,715	1	10	—	11
Stock-based compensation expense	—	—	3,898	—	3,898
Net loss	—	—	—	(81,791)	(81,791)
Balance at June 30, 2023	27,225	$3	$495,668	$(362,460)	$133,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
($ in thousands) (Unaudited)	2024	2023
Cash flows from operating activities:
Net loss	$(31,297)	$(81,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	314	380
Amortization of debt financing costs	1,153	1,980
Real estate inventory valuation adjustment	1,168	7,454
Stock-based compensation	7,116	3,898
Change in fair value of warrant liabilities	(335)	(46)
Change in fair value of derivative instruments	—	715
Loss on disposal of property and equipment	29	30
Changes in operating assets and liabilities:
Accounts receivable	3,190	871
Real estate inventory	(32,418)	446,124
Prepaid expenses and other assets	2,091	313
Accounts payable	(2,108)	1,693
Accrued and other liabilities	(902)	(10,126)
Net cash (used in) provided by operating activities	(51,999)	371,495
Cash flows from investing activities:
Purchases of property and equipment	(362)	(90)
Proceeds from sale of property and equipment	44	—
Purchases of derivative instruments	—	(1,872)
Net cash used in investing activities	(318)	(1,962)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	495,955	411,990
Repayments of credit facilities and other debt	(450,546)	(889,773)
Payment of debt financing costs	—	(172)
Proceeds from exercise of stock options	16	53
Payments for taxes related to stock-based awards	(44)	(52)
Borrowings from warehouse lending facility	—	18,488
Repayments of warehouse lending facility	—	(17,336)
Proceeds from issuance of pre-funded warrants	—	90,000
Proceeds from exercise of pre-funded warrants	—	11
Issuance cost of pre-funded warrants	—	(784)
Net cash provided by (used in) financing activities	45,381	(387,575)
Net change in cash, cash equivalents and restricted cash	(6,936)	(18,042)
Cash, cash equivalents and restricted cash, beginning of period	79,934	140,299
Cash, cash equivalents and restricted cash, end of period	$72,998	$122,257
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$56,906	$115,599
Restricted cash	16,092	6,658
Total cash, cash equivalents and restricted cash	$72,998	$122,257
Supplemental disclosure of cash flow information:
Cash payments for interest	$12,624	$13,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we’ve leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step.

The Company is currently headquartered in Chandler, Arizona and operates in over 1,800 cities and towns in 27 metropolitan markets across 17 states as of June 30, 2024.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 9

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

The Company recorded real estate inventory valuation adjustments of $0.6 million and $0.2 million during the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $7.5 million during the six months ended June 30, 2024 and 2023, respectively. Refer to Note 2. Real Estate Inventory, for further details.

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

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2024	2023
Homes preparing for and under renovation	$87,383	$53,116
Homes listed for sale	158,953	148,648
Homes under contract to sell	61,414	74,736
Real estate inventory	$307,750	$276,500

Note 3. Derivative Financial Instruments

During 2023, the Company entered into derivative arrangements pursuant to which the Company acquired options on U.S. Treasury futures. These options provided the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future.

During the six months ended June 30, 2023, the Company purchased $1.9 million of derivative instruments. During the three and six months ended June 30, 2023, the Company recorded changes in the fair value of the derivative instruments of ($0.1) million and ($0.7) million, respectively, in Other income, net in the condensed consolidated statements of operations.

The Company sold all of its outstanding derivative arrangements during October 2023 and no derivative arrangements remain outstanding.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2024	2023
Rooftop solar panel systems	$4,999	$5,075
Leasehold improvements	1,071	1,130
Office equipment and furniture	833	837
Software systems	386	386
Computers and equipment	265	265
Construction in progress	394	32
Property and equipment, gross	7,948	7,725
Less: accumulated depreciation	(3,456)	(3,208)
Property and equipment, net	$4,492	$4,517

Depreciation expense was $0.1 million and $0.2 million during the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2024 and 2023, operating lease costs were $0.9 million and $0.6 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods. During the six months ended June 30, 2024 and 2023, operating lease costs were $1.8 million and $1.2 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.6 million during each of the three months ended June 30, 2024 and 2023, and $0.9 million and $1.2 million during the six months ended June 30, 2024 and 2023, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during three months ended June 30, 2024. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million during the six months ended June 30, 2024. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during both of the three and six months ended June 30, 2023.

As of June 30, 2024 and December 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 8.8 years and 1.8 years, respectively, and a weighted-average discount rate of 7.1% and 4.3%, respectively.

The Company’s operating lease liability maturities as of June 30, 2024 are as follows:

($ in thousands)
Remainder of 2024	$1,165
2025	2,898
2026	2,089
2027	1,949
2028	1,922
2029	1,974
Thereafter	11,862
Total future lease payments	23,859
Less: Imputed interest	(7,105)
Less: Tenant incentive receivable	(5,532)
Total lease liabilities	$11,222

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		June 30,	December 31,
($ in thousands)	Financial Statement Line Items	2024	2023
Right-of-use assets	Other non-current assets	$9,934	$3,338
Lease liabilities:
Current liabilities	Accrued and other current liabilities	2,019	2,271
Non-current liabilities	Other long-term liabilities	9,203	1,418
Total lease liabilities		$11,222	$3,689

Note 6. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2024	2023
Home renovation	$3,318	$3,534
Payroll and other employee related expenses	2,352	3,200
Operating lease liabilities	2,019	2,271
Marketing	1,894	999
Interest	1,729	1,989
Legal and professional obligations	604	392
Other	1,179	1,474
Accrued and other current liabilities	$13,095	$13,859

The Company incurred advertising expenses of $3.5 million and $10.9 million during the three months ended June 30, 2024 and 2023, respectively, and $7.9 million and $18.9 million during the six months ended June 30, 2024 and 2023, respectively.

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of June 30, 2024 and December 31, 2023.

Note 7. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2024	2023
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$246,396	$216,654
Senior secured credit facility with a related party	10,284	6,289
Mezzanine secured credit facilities with financial institutions	26,564	12,704
Mezzanine secured credit facilities with a related party	21,615	23,803
Debt issuance costs	(1,073)	(2,226)
Total credit facilities and other debt, net	303,786	257,224
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	271,887	227,132
Total credit facilities and other debt - related party	31,899	30,092
Total credit facilities and other debt, net	$303,786	$257,224

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of June 30, 2024, the Company had a total borrowing capacity of $1,052.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $512.2 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$112,927	8.13%	December 2025	June 2026
Senior financial institution 2	100,000	100,000	200,000	54,537	8.07%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	59,337	8.58%	January 2025	April 2025
Related party	30,000	20,000	50,000	10,284	10.33%	March 2025	September 2025
Senior financial institution 4	30,000	45,000	75,000	19,595	9.83%	August 2024	February 2025
Senior secured credit facilities	$410,000	$465,000	$875,000	$256,680

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$200,000	$200,000	$400,000	$135,676	7.91%
Senior financial institution 2	100,000	100,000	200,000	55,541	7.61%
Senior financial institution 3	100,000	50,000	150,000	6,453	7.11%
Related party	30,000	20,000	50,000	6,289	10.05%
Senior financial institution 4	30,000	45,000	75,000	18,984	8.42%
Senior secured credit facilities	$460,000	$415,000	$875,000	$222,943

As of June 30, 2024, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$19,111	13.83%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	10,714	13.92%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	15,850	12.58%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	2,504	13.83%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$48,179

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$22,250	11.56%
Mezzanine financial institution 1	22,500	22,500	45,000	11,198	12.79%
Mezzanine financial institution 2	26,667	13,333	40,000	1,506	9.55%
Related party facility 2	8,000	14,000	22,000	1,553	13.05%
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$36,507

As of June 30, 2024, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As of June 30, 2024, the Company was in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Warrant Liabilities

As of June 30, 2024, the Company had 16.1 million public warrants outstanding and 5.7 million private placement warrants outstanding, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

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

Private Placement Warrants

The private placement warrants have terms and provisions that are substantially identical to those of the public warrants, with the exception of certain redemption rights, options to exercise and registration rights when the private placement warrants are owned by specified holders.

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of June 30, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$58	$—	$—
Private placement warrant liabilities	$—	$—	$78

As of December 31, 2023	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$305	$—	$—
Private placement warrant liabilities	$—	$—	$166

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of less than $0.1 million and $(0.3) million during the three months ended June 30, 2024 and 2023, respectively, and $(0.3) million and $(0.02) million during the six months ended June 30, 2024 and 2023, respectively. These changes are recorded in Change in fair value of warrant liabilities in our condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$75	$285	$166	$196
Change in fair value of private placement warrants included in net loss	3	(114)	(88)	(25)
Ending balance	$78	$171	$78	$171

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, we had 27,329,264 shares of Class A common stock issued and outstanding.

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

Preferred Stock

As of June 30, 2024, there were no shares of preferred stock issued and outstanding.

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

Pursuant to the terms of the 2021 Plan, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan automatically increased by 122,360 shares of Class A common stock on January 1, 2024. Following this increase, there were 1,877,908 shares reserved for issuance under the 2021 Plan as of June 30, 2024.

As of June 30, 2024, the Company has granted stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and other stock or cash-based awards under the 2021 Plan.

Employee Stock Purchase Plan

As of December 31, 2023, there were 175,554 shares of Class A common stock reserved for issuance under the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”).

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock available for issuance under the ESPP automatically increased by 111,248 shares of Class A common stock on January 1, 2024. Following this increase, there were 286,802 shares reserved for issuance under the ESPP as of June 30, 2024.

As of June 30, 2024, no shares have been issued under the ESPP.

Restricted Stock Units

During the six months ended June 30, 2024, the Company granted RSUs with service vesting conditions to employees and non-employee members of our Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the six months ended June 30, 2024:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	250	$29.77
Granted	900	5.23
Vested and settled	(96)	24.60
Forfeited	(20)	23.97
Outstanding as of June 30, 2024	1,034	9.00

As of June 30, 2024, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of June 30, 2024, the Company had $5.7 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.59 years. The fair value of RSUs that vested and settled during the six months ended June 30, 2024 and 2023 was $1.8 million and $2.5 million, respectively.

Performance-Based Restricted Stock Units

The following summarizes PSU award activity during the six months ended June 30, 2024:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	119	$70.81
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	119	70.81

As of June 30, 2024, the Company had $1.9 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 0.67 years.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Cash or Stock-Based Awards

During the six months ended June 30, 2024, the Company granted long-term incentive awards, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock (“LTI Award”). The Company also amended certain terms and conditions associated with the LTI Awards granted in 2023. Both the newly amended and granted LTI Awards will become earned during a three-year performance period based on the appreciation in the price of the Company’s Class A common stock over pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s Class A common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. To the extent that an LTI Award is earned during the performance period, half of the earned LTI Award will vest at the end of the three-year performance period, and the remaining half of the earned LTI Award will vest one year after the end of the performance period, in each case, subject to the employee’s continued service through the applicable vesting date. If the LTI Award does not become earned as of the last day of the performance period, each LTI Award automatically will be forfeited and terminated without consideration.

The Company determined the fair value of the LTI awards using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the award. The assumptions used in the Monte Carlo simulation model to determine the fair value of the LTI Awards during the six months ended June 30, 2024 are as follows:

Risk-free interest rate	4.36%
Expected stock price volatility	95.0%
Expected dividend yield	0.0%
Fair value on grant date	$5.08

The LTI Awards, to the extent vested, can be settled in cash or shares of Company Class A common stock (as determined by the Compensation Committee of the Board in its discretion). As of June 30, 2024, the Company has the intent and ability to settle the LTI Awards in shares of the Company’s Class A common stock.

As of June 30, 2024, the Company had $3.4 million of unrecognized stock-based compensation expense related to the LTI Awards. This expense is expected to be recognized over a weighted average period of 3.45 years.

Stock Options

The following summarizes stock option activity during the six months ended June 30, 2024:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,078	$12.04	4.26	$1,686
Granted	—	—
Exercised	(5)	2.95
Forfeited, canceled or expired	(34)	18.29
Outstanding as of June 30, 2024	1,039	11.89	3.71	314
Exercisable as of June 30, 2024	1,000	11.57	3.59	314
Vested and expected to vest as of June 30, 2024	1,039	11.89	3.71	314

The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was less than $0.1 million and $0.1 million, respectively.

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to unvested stock options of $0.6 million. This expense is expected to be recognized over a weighted average period of 0.87 years. The fair value of stock options that vested during the six months ended June 30, 2024 and 2023 was $0.6 million and $1.1 million, respectively.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Sales, marketing and operating	$1,129	$501	$2,305	$829
General and administrative	1,995	1,469	4,395	2,913
Technology and development	125	85	416	156
Stock-based compensation expense	$3,249	$2,055	$7,116	$3,898

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2024	2023
Assets
Restricted cash	$16,092	$3,867
Accounts receivable	3,203	6,782
Real estate inventory	307,750	276,500
Prepaid expenses and other current assets	407	1,588
Total assets	$327,452	$288,737
Liabilities
Accounts payable	$1,903	$1,798
Accrued and other current liabilities	1,757	2,027
Secured credit facilities and other debt, net	303,786	257,224
Total liabilities	$307,446	$261,049

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 19

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(13,782)	$(22,344)	$(31,297)	$(81,791)
Denominator:
Weighted average common shares outstanding, basic	27,385	27,258	27,362	25,470
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—	—
Weighted average common shares outstanding, diluted	27,385	27,258	27,362	25,470
Net loss per share, basic	$(0.50)	$(0.82)	$(1.14)	$(3.21)
Net loss per share, diluted	$(0.50)	$(0.82)	$(1.14)	$(3.21)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	927	1,029	950	1,048
Anti-dilutive restricted stock units (1)	138	69	134	75
Anti-dilutive performance-based restricted stock units	119	127	119	127
Anti-dilutive warrants	1,452	1,452	1,452	1,452

(1) Due to the net loss during each of the three and six months ended June 30, 2024 and 2023, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded an income tax benefit of $0.1 million during the three months ended June 30, 2024 and income tax expense of less than $0.1 million during the three months ended June 30, 2023, and income tax expense of $0.1 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was a benefit of 0.4% and an expense of 0.2% for the three months ended June 30, 2024 and 2023, respectively, and an expense of 0.2% for each of the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate during the three and six months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes. The valuation allowance recorded against our net deferred tax assets was $111.0 million as of June 30, 2024.

As of June 30, 2024, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

no limitation on the Company’s ability to utilize its net operating losses. As such, the ownership change has no impact to the carrying value of the Company’s net operating loss carryforwards or ability to use them in future years.

Note 15. Related-Party Transactions

LL Credit Facilities

As of June 30, 2024, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party (the “LL Credit Facilities”). The following summarizes certain details related to these facilities:

	As of June 30, 2024		As of December 31, 2023
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$10,284	$50,000	$6,289
Mezzanine secured credit facilities with a related party	$92,000	$21,615	$92,000	$23,803

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

We paid interest for borrowings under the LL Credit Facilities of $0.8 million and $0.7 million during the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $2.2 million during the six months ended June 30, 2024 and 2023, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $1.5 million and $1.6 million during the three months ended June 30, 2024 and 2023, respectively, and $3.2 million and $4.3 million during the six months ended June 30, 2024 and 2023, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives during each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Mr. Bair’s brother 1	$99	$99	$262	$468
Mr. Bair’s brother 2	92	92	245	440
Mr. Bair’s sister-in-law	31	29	67	80
	$222	$220	$574	$988

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2024, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received the following restricted stock unit awards:

Mr. Bair’s brother 1	42,500
Mr. Bair’s brother 2	40,000
Mr. Bair’s sister-in-law	6,000
88,500

During the six months ended June 30, 2024, the Company amended certain terms and conditions associated with the LTI Awards granted to Mr. Bair’s brothers and Mr. Bair’s sister-in-law in 2023, including the performance period, price per share goals and sharing rates.

Refer to Note 11. Stock-Based Awards, for further details.

Warehouse Lending Facility with FirstFunding, Inc.

During 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans” or “OPHL”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc., a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans used the warehouse lending facility to fund mortgage loans it originated and then sold to third-party mortgage servicers. During April 2024, the warehouse lending facility expired and was not renewed. The fees paid under the facility were immaterial during the periods in which the facility was used.

Pre-Funded Warrants

During January 2023, the Company sold and issued pre-funded warrants to purchase shares of the Company’s Class A common stock. The investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 10. Stockholders’ Equity, for further details.

Note 16. Commitments and Contingencies

Homes Purchase Commitments

As of June 30, 2024, the Company was under contract to purchase 359 homes for an aggregate purchase price of $102.7 million.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 22

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

Overview

Our Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we’ve leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step, and have transacted on homes representing approximately $11.3 billion of aggregate revenue through June 30, 2024.

We are currently headquartered in Chandler, Arizona and operate in over 1,800 cities and towns in 27 metropolitan markets across 17 states as of June 30, 2024.

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

During the first half of 2024, the residential real estate market conditions continued to evolve and present challenges, with the mortgage interest rate environment remaining volatile during the period, along with sustained elevated levels of inflation in the broader economy, a limited supply of single-family homes and various other macroeconomic and geopolitical concerns. The average thirty-year fixed mortgage rate generally increased throughout the first half of the year, peaking in the mid-7% range in April 2024, before decreasing to around 7% at the end of June 2024. This elevated and volatile mortgage interest rate environment has continued to negatively impact housing affordability and create uncertainty for home buyers, which has challenged consumer demand for residential real estate. As a result of these conditions, we have remained focused on proactively optimizing our capital allocation across our highest performing and most efficient markets and balancing our real estate inventory acquisition pace to optimize our return.

Against this backdrop, we achieved year-over-year improvements in our revenue and net loss during the second quarter of 2024, and our gross profit margin improved on a quarter-over-quarter basis for the second consecutive quarter, reflecting our continued progress toward improving the stability of our gross profit margin. Further, we slightly increased our real estate inventory acquisition pace during the second quarter of 2024 as compared to the first quarter of 2024 and we had $307.8 million of homes in real estate inventory as of June 30, 2024.

While we generated solid operating results during the first half of 2024, the ongoing challenging residential real estate market conditions continued to have an impact on our operating results. These conditions have required us to use pricing adjustments and other incentives in recent periods, which had a negative impact on our operating results during the first half of 2024. Further, there continues to be uncertainty regarding the near-term macroeconomic conditions, including the path of ongoing inflation in the broader economy, the direction of mortgage interest rates and the impact of geopolitical conflicts. We anticipate that the ongoing higher mortgage interest rate environment, economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the third quarter of 2024. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 23

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

In order to drive additional value from our agent partnership program, we implemented various enhancements to the program during the first half of 2024. Under the enhanced program, our partner agents can continue to request a cash offer on behalf of their clients, and now also have the ability to list an acquired home and ready for resale. Additionally, partner agents in the top tier of the program have access to sellers in defined zones and have the potential to list other Offerpad-owned homes in their zone.

Further, during the second quarter of 2024, we launched a new integration with Realtor.com, allowing customers to request a cash offer from Offerpad directly through the Realtor.com website. We anticipate this integration will further expand our reach and diversify our lead sources.

Expansion into New Markets

Since our launch in 2015, we have expanded into 25 markets as of December 31, 2023, which covered roughly 22% of the 4.7 million homes sold in the United States in 2023. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, which include our listing and renovation services, and our agent partnership program, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during the first half of 2024, bringing our total markets served to 27 as of June 30, 2024.

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

Renovation Services

Our renovation services represent an important component of our asset-light platform offerings. Through our renovation services offering, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee. Although our renovation services offering is in the early stages, representing approximately 2% of our total consolidated revenue during each of the three and six months ended June 30, 2024, we believe these services could be a more significant component of our business over time.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 24

Expand Relationships with Home Buyers

Another component of our asset-light platform offerings includes our program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home. This offering represented less than 1% of our total consolidated revenue during each of the three and six months ended June 30, 2024.

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
•
Offerpad Home Loans (“OPHL”): We have historically provided access to mortgage services through either our in-house mortgage solution, OPHL, or a third-party lending partner.
•
Bundle Rewards: The Offerpad Bundle Rewards program allows customers to receive discounts when combining multiple Offerpad products and services, including selling and buying a home.

Our ancillary products and services represented less than 1% of our total consolidated revenue during each of the three and six months ended June 30, 2024.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 25

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

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our real estate inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter real estate inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, our average real estate inventory holding period of homes sold improved from 138 days in 2016 to 97 days during the fourth quarter of 2023, which is consistent with our expected average real estate inventory holding period and our historical norm. The average holding period of homes sold increased to 113 days during the first quarter of 2024, reflecting the anticipated, normal seasonal increase.

During the second quarter of 2024, the average holding period of homes sold decreased to 106 days, as we increased our home acquisition pace for the second consecutive quarter and our overall real estate inventory mix shifted to include a greater composition of newer acquired homes. Based on current residential real estate market conditions, we anticipate our average real estate inventory holding period in the third quarter of 2024 will remain consistent at around 110 days.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 26

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 27

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and homes sold, unaudited)	2024	2023	2024	2023
Gross profit (GAAP)	$21,871	$22,231	$44,466	$29,516
Gross margin	8.7%	9.7%	8.3%	3.5%
Homes sold	742	650	1,589	2,259
Gross profit per home sold	$29.5	$34.2	$28.0	$13.1
Adjustments:
Real estate inventory valuation adjustment - current period (1)	544	169	683	290
Real estate inventory valuation adjustment - prior period (2)	(540)	(13,679)	(701)	(58,030)
Interest expense capitalized (3)	1,420	1,358	3,089	6,035
Adjusted gross profit (loss)	$23,295	$10,079	$47,537	$(22,189)
Adjusted gross margin	9.3%	4.4%	8.9%	(2.6)%
Adjustments:
Direct selling costs (4)	(6,461)	(5,743)	(13,430)	(23,804)
Holding costs on sales - current period (5)(6)	(622)	(269)	(1,869)	(1,811)
Holding costs on sales - prior period (5)(7)	(443)	(567)	(566)	(2,158)
Other income, net (8)	615	965	1,369	1,247
Contribution profit (loss)	$16,384	$4,465	$33,041	$(48,715)
Contribution margin	6.5%	1.9%	6.2%	(5.8)%
Homes sold	742	650	1,589	2,259
Contribution profit (loss) per home sold	$22.1	$6.9	$20.8	$(21.6)
Adjustments:
Interest expense capitalized (3)	(1,420)	(1,358)	(3,089)	(6,035)
Interest expense on homes sold - current period (9)	(2,103)	(1,292)	(6,313)	(8,631)
Interest expense on homes sold - prior period (10)	(2,133)	(3,709)	(2,870)	(13,899)
Contribution profit (loss) after interest	$10,728	$(1,894)	$20,769	$(77,280)
Contribution margin after interest	4.3%	(0.8)%	3.9%	(9.2)%
Homes sold	742	650	1,589	2,259
Contribution profit (loss) after interest per home sold	$14.5	$(2.9)	$13.1	$(34.2)
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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 28

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages, unaudited)	2024	2023	2024	2023
Net loss (GAAP)	$(13,782)	$(22,344)	$(31,297)	$(81,791)
Change in fair value of warrant liabilities	9	(435)	(335)	(46)
Adjusted net loss	$(13,773)	$(22,779)	$(31,632)	$(81,837)
Adjusted net loss margin	(5.5)%	(9.9)%	(5.9)%	(9.7)%
Adjustments:
Interest expense	4,581	1,867	9,486	9,299
Amortization of capitalized interest (1)	1,420	1,358	3,089	6,035
Income tax (benefit) expense	(54)	43	69	165
Depreciation and amortization	148	178	314	380
Amortization of stock-based compensation	3,249	2,055	7,116	3,898
Adjusted EBITDA	$(4,429)	$(17,278)	$(11,558)	$(62,060)
Adjusted EBITDA margin	(1.8)%	(7.5)%	(2.2)%	(7.4)%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,

(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$251,122	$230,147	$20,975	9.1%
Cost of revenue	229,251	207,916	21,335	10.3%
Gross profit	21,871	22,231	(360)	(1.6)%
Operating expenses:
Sales, marketing and operating	20,230	29,040	(8,810)	(30.3)%
General and administrative	10,538	12,713	(2,175)	(17.1)%
Technology and development	964	2,312	(1,348)	(58.3)%
Total operating expenses	31,732	44,065	(12,333)	(28.0)%
Loss from operations	(9,861)	(21,834)	11,973	(54.8)%
Other income (expense)
Change in fair value of warrant liabilities	(9)	435	(444)	(102.1)%
Interest expense	(4,581)	(1,867)	(2,714)	145.4%
Other income, net	615	965	(350)	(36.3)%
Total other expense	(3,975)	(467)	(3,508)	751.2%
Loss before income taxes	(13,836)	(22,301)	8,465	(38.0)%
Income tax benefit (expense)	54	(43)	97	(225.6)%
Net loss	$(13,782)	$(22,344)	$8,562	(38.3)%

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 29

Revenue

Revenue increased by $21.0 million, or 9.1%, to $251.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to higher sales volumes. We sold 742 homes during the three months ended June 30, 2024 compared to 650 homes during the three months ended June 30, 2023, representing an increase of 14.2%. This increase was primarily due to the impact of the considerable softening in consumer demand for residential real estate during the early stages of 2023, causing a significant reduction in home acquisition pace to allow us to manage overall real estate inventory levels. This, in turn, resulted in a lower number of homes sold in the second quarter of 2023 as compared to the second quarter of 2024. The increase in homes sold was partially offset by a decrease in the average resale home price from $357,000 in the three months ended June 30, 2023 to $335,000 in the three months ended June 30, 2024. This decrease was primarily due to our continued increased focus on geographic markets that tend to share relatively lower median price points as higher mortgage interest rates and sustained elevated levels of inflation in the broader economy have continued to negatively impact the residential real estate market conditions. We have also continued to refine our target home purchase price range to focus on acquiring homes with the greatest price stability within each market.

Cost of Revenue and Gross Profit

Cost of revenue increased by $21.3 million, or 10.3%, to $229.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily attributable to higher sales volumes, which was partially offset by a lower average home acquisition price.

Gross profit margin was 8.7% for the three months ended June 30, 2024 compared to 9.7% for the three months ended June 30, 2023. The decrease in gross profit margin was primarily due to the wider than normal underwritten spreads associated with real estate inventory acquired towards the end of 2022 and in the early stages of 2023 in response to the considerable softening in consumer demand for residential real estate. This decrease in gross profit margin was partially offset by an increase in the difference between the average home resale price and the average home acquisition price during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $8.8 million, or 30.3%, to $20.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in expense was primarily attributable to a $7.4 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions, and decreased average employee headcount. These decreases were partially offset by an increase in variable costs associated with the increase in homes sold.

General and Administrative

General and administrative expense decreased by $2.2 million, or 17.1%, to $10.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in expense was primarily attributable to a decrease in fees associated with our credit facilities and decreased average employee headcount.

Technology and Development

Technology and development expense decreased by $1.3 million, or 58.3%, to $1.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents a loss of less than $0.1 million for the three months ended June 30, 2024 and a gain of $0.4 million for the three months ended June 30, 2023, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense increased by $2.7 million, or 145.4%, to $4.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in expense was primarily attributable to an increase of $127.8 million in the average outstanding balance of our senior and mezzanine secured credit facilities, from $152.6 million during the three months ended June 30, 2023 to $280.4 million during the three months ended June 30, 2024. The increase was also due to a 0.6% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 30

Other Income, Net

Other income, net during the three months ended June 30, 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net during the three months ended June 30, 2023 principally represents interest income earned on our cash and cash equivalents, which was partially offset by the loss that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that were principally associated with interest rate fluctuations.

Income Tax Expense

We recorded an income tax benefit of $0.1 million and income tax expense of less than $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and our effective tax rate was a benefit of 0.4% and an expense of 0.2% for the respective periods. Our effective tax rate during the three months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,

(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$536,480	$839,726	$(303,246)	(36.1)%
Cost of revenue	492,014	810,210	(318,196)	(39.3)%
Gross profit	44,466	29,516	14,950	50.7%
Operating expenses:
Sales, marketing and operating	42,682	71,391	(28,709)	(40.2)%
General and administrative	22,493	27,192	(4,699)	(17.3)%
Technology and development	2,737	4,553	(1,816)	(39.9)%
Total operating expenses	67,912	103,136	(35,224)	(34.2)%
Loss from operations	(23,446)	(73,620)	50,174	(68.2)%
Other income (expense)
Change in fair value of warrant liabilities	335	46	289	628.3%
Interest expense	(9,486)	(9,299)	(187)	2.0%
Other income, net	1,369	1,247	122	9.8%
Total other expense	(7,782)	(8,006)	224	(2.8)%
Loss before income taxes	(31,228)	(81,626)	50,398	(61.7)%
Income tax expense	(69)	(165)	96	(58.2)%
Net loss	$(31,297)	$(81,791)	$50,494	(61.7)%

Revenue

Revenue decreased by $303.2 million, or 36.1%, to $536.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 1,589 homes during the six months ended June 30, 2024 compared to 2,259 during the six months ended June 30, 2023, representing a decrease of 29.7%. Additionally, the average resale home price decreased from $374,000 in the six months ended June 30, 2023 to $333,000 in the six months ended June 30, 2024. During the early stages of 2023, we focused on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022, resulting in a higher number of homes sold during the first half of 2023 as compared to the first half of 2024. This was partially offset by the increase in homes sold in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in average sales price per home during the six months ended June 30, 2024 was primarily due to our increased focus on geographic markets that tend to share relatively lower median price points as higher mortgage interest rates and sustained elevated levels of inflation in the broader economy have continued to negatively impact the residential real estate market conditions. We have also continued to refine our target home purchase price range to focus on acquiring homes with the greatest price stability within each market.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $318.2 million, or 39.3%, to $492.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily attributable to lower sales volumes, a lower average home acquisition price, and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 8.3% for the six months ended June 30, 2024 compared to 3.5% for the six months ended June 30, 2023. The increase in gross profit margin was primarily due to an increase in the difference between the average home resale price and the average home acquisition price during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and a $6.3 million decrease in the real estate inventory valuation adjustment during the six months ended

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 31

June 30, 2024 compared to the six months ended June 30, 2023. These changes were primarily due to our focus on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022 during the early stages of 2023, resulting in a lower gross profit margin during the first half of 2023 as compared to the first half of 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $28.7 million, or 40.2%, to $42.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in expense was primarily attributable an $11.0 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions, a decrease in variable costs associated with the decrease in homes sold and decreased average employee headcount.

General and Administrative

General and administrative expense decreased by $4.7 million, or 17.3%, to $22.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in expense was primarily attributable to a decrease in fees associated with our credit facilities and decreased average employee headcount.

Technology and Development

Technology and development expense decreased by $1.8 million, or 39.9%, to $2.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2024 and 2023 represents gains of $0.3 and less than $0.1 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $0.2 million, or 2.0%, to $9.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in expense was primarily attributable to a $104.8 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $386.9 million during the six months ended June 30, 2023 to $282.1 million during the six months ended June 30, 2024. This decrease was partially offset by a 0.8% increase in the weighted average variable interest rates associated with these senior and mezzanine secured credit facilities.

Other Income, Net

Other income, net during the six months ended June 30, 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net during the six months ended June 30, 2023 principally represents interest income earned on our cash and cash equivalents, which was partially offset by the loss that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that were principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively, and our effective tax rate was an expense of 0.2% for each of the respective periods. Our effective tax rate during the six months ended June 30, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of June 30, 2024, we had cash and cash equivalents of $56.9 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $747.1 million, $207.3 million of which is committed and $539.8 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and six months ended June 30, 2024, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of asset-light platform services.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 32

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$112,927	8.13%	December 2025	June 2026
Senior financial institution 2	100,000	100,000	200,000	54,537	8.07%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	59,337	8.58%	January 2025	April 2025
Related party	30,000	20,000	50,000	10,284	10.33%	March 2025	September 2025
Senior financial institution 4	30,000	45,000	75,000	19,595	9.83%	August 2024	February 2025
Senior secured credit facilities	$410,000	$465,000	$875,000	$256,680

As of June 30, 2024, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 33

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$19,111	13.83%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	10,714	13.92%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	15,850	12.58%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	2,504	13.83%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$48,179

As of June 30, 2024, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As of June 30, 2024, we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(51,999)	$371,495
Net cash used in investing activities	(318)	(1,962)
Net cash provided by (used in) financing activities	45,381	(387,575)
Net change in cash, cash equivalents and restricted cash	$(6,936)	$(18,042)

Operating Activities

Net cash (used in) provided by operating activities was ($52.0) million and $371.5 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net cash used in operating activities primarily resulted from a $32.4 million increase in real estate inventory as a result of home acquisitions increasing at a higher rate compared to sales volumes. Net cash used in operating activities during the six months ended June 30, 2024 was also impacted by the $31.3 million net loss during the period, which included $7.1 million of non-cash stock-based compensation expense.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 34

the first quarter of 2023. Net cash provided by operating activities during the six months ended June 30, 2023 was also impacted by the $81.8 million net loss during the period, which included a $7.5 million non-cash real estate inventory valuation adjustment as a result of the softening consumer demand for residential real estate.

Investing Activities

Net cash used in investing activities was $0.3 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively. Net cash used in investing activities during the six months ended June 30, 2024 principally represents purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2023 principally represents purchases of derivative instruments.

Financing Activities

Net cash provided by (used in) financing activities was $45.4 million and ($387.6) million during the six months ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of $495.9 million of borrowings from credit facilities and other debt, which was partially offset by $450.5 million of repayments of credit facilities and other debt. This net increase in credit facility funding of $45.4 million was directly related to the increase in financed real estate inventory during the period.

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

There have been no material changes in our material cash requirements and other obligations since December 31, 2023 through June 30, 2024.

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

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 35

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 36

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 37

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
10.1	Employment Agreement, effective as of June 5, 2024, by and between Peter Knag and Offerpad Solutions Inc.	8-K	001-39641	10.1	5/23/23
10.2	Form of Amended and Restated Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.1	6/20/24
10.3*

Amendment Number Four, dated November 28, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A

10.4	Amendment Number Five, dated June 28, 2024, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	7/2/24
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: August 5, 2024	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Second Quarter 2024 Form 10-Q | 39