Form 10-Q
period 2024-09-30
Offerpad Solutions Inc.
filed 2024-11-04
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, there were 27,373,914 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		September 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$48,504	$75,967
Restricted cash		9,922	3,967
Accounts receivable		5,589	9,935
Real estate inventory		256,472	276,500
Prepaid expenses and other current assets		2,553	5,236
Total current assets		323,040	371,605
Property and equipment, net		5,190	4,517
Other non-current assets		10,258	3,572
TOTAL ASSETS	(1)	$338,488	$379,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$2,564	$4,946
Accrued and other current liabilities		10,090	13,859
Secured credit facilities and other debt, net		216,439	227,132
Secured credit facilities and other debt - related party		34,406	30,092
Total current liabilities		263,499	276,029
Warrant liabilities		122	471
Other long-term liabilities		10,154	1,418
Total liabilities	(2)	273,775	277,918
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,361 and 27,233 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively		3	3
Additional paid in capital		507,431	499,660
Accumulated deficit		(442,721)	(397,887)
Total stockholders’ equity		64,713	101,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$338,488	$379,694

________________

(1)
Our consolidated assets as of September 30, 2024 and December 31, 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $9,922 and $3,867; Accounts receivable, $1,897 and $6,782; Real estate inventory, $256,472 and $276,500; Prepaid expenses and other current assets, $379 and $1,588; Total assets of $268,670 and $288,737, respectively.
(2)
Our consolidated liabilities as of September 30, 2024 and December 31, 2023 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,124 and $1,798; Accrued and other current liabilities, $1,595 and $2,027; Secured credit facilities and other debt, net, $250,845 and $257,224; Total liabilities, $253,564 and $261,049, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data) (Unaudited)	2024	2023	2024	2023
Revenue	$208,067	$234,228	$744,547	$1,073,954
Cost of revenue	190,927	210,255	682,941	1,020,465
Gross profit	17,140	23,973	61,606	53,489
Operating expenses:
Sales, marketing and operating	16,864	27,235	59,546	98,626
General and administrative	8,254	14,124	30,747	41,316
Technology and development	947	2,156	3,684	6,709
Total operating expenses	26,065	43,515	93,977	146,651
Loss from operations	(8,925)	(19,542)	(32,371)	(93,162)
Other income (expense):
Change in fair value of warrant liabilities	14	131	349	177
Interest expense	(5,114)	(4,406)	(14,600)	(13,705)
Other income, net	512	3,837	1,881	5,084
Total other expense	(4,588)	(438)	(12,370)	(8,444)
Loss before income taxes	(13,513)	(19,980)	(44,741)	(101,606)
Income tax expense	(24)	(6)	(93)	(171)
Net loss	$(13,537)	$(19,986)	$(44,834)	$(101,777)
Net loss per share, basic	$(0.49)	$(0.73)	$(1.64)	$(3.90)
Net loss per share, diluted	$(0.49)	$(0.73)	$(1.64)	$(3.90)
Weighted average common shares outstanding, basic	27,439	27,276	27,388	26,079
Weighted average common shares outstanding, diluted	27,439	27,276	27,388	26,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	27,329	$3	$506,748	$(429,184)	$77,567
Issuance of common stock upon exercise of stock options	1	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	31	—	(33)	—	(33)
Stock-based compensation expense	—	—	715	—	715
Net loss	—	—	—	(13,537)	(13,537)
Balance at September 30, 2024	27,361	$3	$507,431	$(442,721)	$64,713

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	27,225	$3	$495,668	$(362,460)	$133,211
Issuance of common stock upon vesting of restricted stock units	8	—	(25)	—	(25)
Stock-based compensation expense	—	—	2,017	—	2,017
Net loss	—	—	—	(19,986)	(19,986)
Balance at September 30, 2023	27,233	$3	$497,660	$(382,446)	$115,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,233	$3	$499,660	$(397,887)	$101,776
Issuance of common stock upon exercise of stock options	6	—	17	—	17
Issuance of common stock upon vesting of restricted stock units	122	—	(77)	—	(77)
Stock-based compensation expense	—	—	7,831	—	7,831
Net loss	—	—	—	(44,834)	(44,834)
Balance at September 30, 2024	27,361	$3	$507,431	$(442,721)	$64,713

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	16,479	$2	$402,544	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	14	—	53	—	53
Issuance of common stock upon vesting of restricted stock units	25	—	(78)	—	(78)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,715	1	10	—	11
Stock-based compensation expense	—	—	5,915	—	5,915
Net loss	—	—	—	(101,777)	(101,777)
Balance at September 30, 2023	27,233	$3	$497,660	$(382,446)	$115,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
($ in thousands) (Unaudited)	2024	2023
Cash flows from operating activities:
Net loss	$(44,834)	$(101,777)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	464	556
Amortization of debt financing costs	1,466	3,080
Real estate inventory valuation adjustment	2,016	8,372
Stock-based compensation	7,831	5,915
Change in fair value of warrant liabilities	(349)	(177)
Change in fair value of derivative instruments	—	(1,994)
Loss on disposal of property and equipment	62	30
Changes in operating assets and liabilities:
Accounts receivable	4,346	(1,524)
Real estate inventory	18,012	366,728
Prepaid expenses and other assets	3,920	3,541
Accounts payable	(2,382)	1,712
Accrued and other liabilities	(2,956)	(7,507)
Net cash (used in) provided by operating activities	(12,404)	276,955
Cash flows from investing activities:
Purchases of property and equipment	(1,245)	(90)
Proceeds from sale of property and equipment	46	—
Purchases of derivative instruments	—	(2,569)
Proceeds from sale of derivative instruments	—	2,981
Net cash (used in) provided by investing activities	(1,199)	322
Cash flows from financing activities:
Borrowings from credit facilities and other debt	628,105	687,715
Repayments of credit facilities and other debt	(635,877)	(1,080,821)
Payment of debt financing costs	(73)	(264)
Proceeds from exercise of stock options	17	53
Payments for taxes related to stock-based awards	(77)	(78)
Borrowings from warehouse lending facility	—	21,951
Repayments of warehouse lending facility	—	(21,951)
Proceeds from issuance of pre-funded warrants	—	90,000
Proceeds from exercise of pre-funded warrants	—	11
Issuance cost of pre-funded warrants	—	(784)
Net cash used in financing activities	(7,905)	(304,168)
Net change in cash, cash equivalents and restricted cash	(21,508)	(26,891)
Cash, cash equivalents and restricted cash, beginning of period	79,934	140,299
Cash, cash equivalents and restricted cash, end of period	$58,426	$113,408
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$48,504	$105,999
Restricted cash	9,922	7,409
Total cash, cash equivalents and restricted cash	$58,426	$113,408
Supplemental disclosure of cash flow information:
Cash payments for interest	$19,204	$23,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 8

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

The Company is currently headquartered in Chandler, Arizona and operates in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of September 30, 2024.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 9

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

The Company recorded real estate inventory valuation adjustments of $0.8 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively, and $2.0 million and $8.4 million during the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 2. Real Estate Inventory, for further details.

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

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2024	2023
Homes preparing for and under renovation	$29,737	$53,116
Homes listed for sale	169,433	148,648
Homes under contract to sell	57,302	74,736
Real estate inventory	$256,472	$276,500

Note 3. Derivative Financial Instruments

During 2023, the Company entered into derivative arrangements pursuant to which the Company acquired options on U.S. Treasury futures. These options provided the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future.

During the nine months ended September 30, 2023, the Company purchased $2.6 million of derivative instruments. During the three and nine months ended September 30, 2023, the Company recorded changes in the fair value of the derivative instruments of $2.7 million and $2.0 million, respectively, in Other income, net in the condensed consolidated statements of operations.

The Company sold all of its outstanding derivative arrangements during October 2023 and no derivative arrangements remain outstanding.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2024	2023
Rooftop solar panel systems	$4,999	$5,075
Leasehold improvements	1,071	1,130
Office equipment and furniture	781	837
Software systems	386	386
Computers and equipment	265	265
Construction in progress	1,277	32
Property and equipment, gross	8,779	7,725
Less: accumulated depreciation	(3,589)	(3,208)
Property and equipment, net	$5,190	$4,517

Depreciation expense was $0.2 million during each of the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2024 and 2023, operating lease costs were $0.8 million and $0.6 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods. During the nine months ended September 30, 2024 and 2023, operating lease costs were $2.6 million and $1.8 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.9 million and $0.6 million during the three months ended September 30, 2024 and 2023, and $1.8 million during each of the nine months ended September 30, 2024 and 2023, respectively. The Company utilized $0.9 million and $1.2 million of tenant incentive allowances during the three and nine months September 30, 2024, respectively. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during three months ended September 30, 2024. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million during the nine months ended September 30, 2024. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during both of the three and nine months ended September 30, 2023.

As of September 30, 2024 and December 31, 2023, the Company’s operating leases had a weighted-average remaining lease term of 9.3 years and 1.8 years, respectively, and a weighted-average discount rate of 7.2% and 4.3%, respectively.

The Company’s operating lease liability maturities as of September 30, 2024 are as follows:

($ in thousands)
Remainder of 2024	$518
2025	2,794
2026	2,089
2027	1,949
2028	1,922
2029	1,974
Thereafter	11,862
Total future lease payments	23,108
Less: Imputed interest	(6,889)
Less: Tenant incentive receivable	(4,649)
Total lease liabilities	$11,570

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		September 30,	December 31,
($ in thousands)	Financial Statement Line Items	2024	2023
Right-of-use assets	Other non-current assets	$9,123	$3,338
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,416	2,271
Non-current liabilities	Other long-term liabilities	10,154	1,418
Total lease liabilities		$11,570	$3,689

Note 6. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2024	2023
Home renovation	$3,150	$3,534
Payroll and other employee related expenses	1,671	3,200
Interest	1,563	1,989
Operating lease liabilities	1,416	2,271
Marketing	485	999
Legal and professional obligations	312	392
Other	1,493	1,474
Accrued and other current liabilities	$10,090	$13,859

The Company incurred advertising expenses of $2.2 million and $8.6 million during the three months ended September 30, 2024 and 2023, respectively, and $10.1 million and $27.5 million during the nine months ended September 30, 2024 and 2023, respectively.

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of September 30, 2024 and December 31, 2023.

Note 7. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2024	2023
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$197,020	$216,654
Senior secured credit facility with a related party	13,330	6,289
Mezzanine secured credit facilities with financial institutions	20,252	12,704
Mezzanine secured credit facilities with a related party	21,076	23,803
Debt issuance costs	(833)	(2,226)
Total credit facilities and other debt, net	250,845	257,224
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	216,439	227,132
Total credit facilities and other debt - related party	34,406	30,092
Total credit facilities and other debt, net	$250,845	$257,224

The Company utilizes inventory financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of September 30, 2024, the Company had a total borrowing capacity of $1,007.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $482.2 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$98,142	8.09%	December 2025	June 2026
Senior financial institution 2	100,000	100,000	200,000	37,190	8.07%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	52,952	8.54%	January 2025	April 2025
Related party	30,000	20,000	50,000	13,330	10.31%	March 2025	September 2025
Senior financial institution 4	—	30,000	30,000	8,736	9.82%	August 2025	February 2026
Senior secured credit facilities	$380,000	$450,000	$830,000	$210,350

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$200,000	$200,000	$400,000	$135,676	7.91%
Senior financial institution 2	100,000	100,000	200,000	55,541	7.61%
Senior financial institution 3	100,000	50,000	150,000	6,453	7.11%
Related party	30,000	20,000	50,000	6,289	10.05%
Senior financial institution 4	30,000	45,000	75,000	18,984	8.42%
Senior secured credit facilities	$460,000	$415,000	$875,000	$222,943

As of September 30, 2024, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$16,752	13.82%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	7,702	13.92%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	12,550	12.54%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	4,324	13.81%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$41,328

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$22,250	11.56%
Mezzanine financial institution 1	22,500	22,500	45,000	11,198	12.79%
Mezzanine financial institution 2	26,667	13,333	40,000	1,506	9.55%
Related party facility 2	8,000	14,000	22,000	1,553	13.05%
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$36,507

As of September 30, 2024, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As of September 30, 2024, the Company was in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Warrant Liabilities

As of September 30, 2024, the Company had 16.1 million public warrants outstanding and 5.7 million private placement warrants outstanding, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

Public Warrants

The public warrants became exercisable on October 23, 2021. A holder may exercise its warrants only for a whole number of shares of Class A common stock. The public warrants will expire on September 1, 2026, or earlier upon redemption or liquidation. Pursuant to the terms of the warrant agreements, the Company may call the public warrants for redemption for cash or redeem the outstanding warrants for shares of Class A common stock under certain scenarios. The public warrants are traded on an over-the-counter market.

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of September 30, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$48	$—	$—
Private placement warrant liabilities	$—	$—	$74

As of December 31, 2023	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$305	$—	$—
Private placement warrant liabilities	$—	$—	$166

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of less than $(0.1) million and $(0.1) million during the three months ended September 30, 2024 and 2023, respectively, and $(0.3) million and $(0.1) million during the nine months ended September 30, 2024 and 2023, respectively. These changes are recorded in Change in fair value of warrant liabilities in our condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Beginning balance	$78	$171	$166	$196
Change in fair value of private placement warrants included in net loss	(4)	(34)	(92)	(59)
Ending balance	$74	$137	$74	$137

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2024 and 2023.

Note 10. Stockholders’ Equity

Authorized Capital Stock

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

As of September 30, 2024, we had 27,361,414 shares of Class A common stock issued and outstanding.

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

Preferred Stock

As of September 30, 2024, there were no shares of preferred stock issued and outstanding.

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

Pursuant to the terms of the 2021 Plan, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan automatically increased by 122,360 shares of Class A common stock on January 1, 2024. Following this increase, there were 1,877,908 shares reserved for issuance under the 2021 Plan as of September 30, 2024.

As of September 30, 2024, the Company has granted stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and other stock or cash-based awards under the 2021 Plan.

Employee Stock Purchase Plan

As of December 31, 2023, there were 175,554 shares of Class A common stock reserved for issuance under the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”).

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock available for issuance under the ESPP automatically increased by 111,248 shares of Class A common stock on January 1, 2024. Following this increase, there were 286,802 shares reserved for issuance under the ESPP as of September 30, 2024.

As of September 30, 2024, no shares have been issued under the ESPP.

Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted RSUs with service vesting conditions to employees and non-employee members of our Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the nine months ended September 30, 2024:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	250	$29.77
Granted	916	5.21
Vested and settled	(136)	25.50
Forfeited	(129)	9.96
Outstanding as of September 30, 2024	901	8.28

As of September 30, 2024, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of September 30, 2024, the Company had $4.1 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.40 years. The fair value of RSUs that vested and settled during the nine months ended September 30, 2024 and 2023 was $2.9 million and $2.7 million, respectively.

Performance-Based Restricted Stock Units

The following summarizes PSU award activity during the nine months ended September 30, 2024:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	119	$70.81
Granted	—	—
Vested	—	—
Forfeited	(8)	70.81
Outstanding as of September 30, 2024	111	70.81

As of September 30, 2024, the Company had $1.1 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 0.42 years.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Cash or Stock-Based Awards

During the nine months ended September 30, 2024, the Company granted long-term incentive awards, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock (“LTI Award”). The Company also amended certain terms and conditions associated with the LTI Awards granted in 2023. Both the newly amended and granted LTI Awards will become earned during a three-year performance period based on the appreciation in the price of the Company’s Class A common stock over pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s Class A common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. To the extent that an LTI Award is earned during the performance period, half of the earned LTI Award will vest at the end of the three-year performance period, and the remaining half of the earned LTI Award will vest one year after the end of the performance period, in each case, subject to the employee’s continued service through the applicable vesting date. If the LTI Award does not become earned as of the last day of the performance period, each LTI Award automatically will be forfeited and terminated without consideration.

The Company determined the fair value of the LTI awards using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the award. The assumptions used in the Monte Carlo simulation model to determine the fair value of the LTI Awards during the nine months ended September 30, 2024 are as follows:

Risk-free interest rate	4.36%
Expected stock price volatility	95.0%
Expected dividend yield	0.0%
Fair value on grant date	$5.08

The LTI Awards, to the extent vested, can be settled in cash or shares of Company Class A common stock (as determined by the Compensation Committee of the Board in its discretion). As of September 30, 2024, the Company has the intent and ability to settle the LTI Awards in shares of the Company’s Class A common stock.

As of September 30, 2024, the Company had $2.8 million of unrecognized stock-based compensation expense related to the LTI Awards. This expense is expected to be recognized over a weighted average period of 3.20 years.

Stock Options

The following summarizes stock option activity during the nine months ended September 30, 2024:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,078	$12.04	4.26	$1,686
Granted	—	—
Exercised	(6)	2.95
Forfeited, canceled or expired	(123)	18.71
Outstanding as of September 30, 2024	949	11.23	3.48	237
Exercisable as of September 30, 2024	925	11.00	3.40	237
Vested and expected to vest as of September 30, 2024	949	11.23	3.48	237

The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was less than $0.1 million and $0.1 million, respectively.

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to unvested stock options of $0.4 million. This expense is expected to be recognized over a weighted average period of 0.75 years. The fair value of stock options that vested during the nine months ended September 30, 2024 and 2023 was $0.7 million and $1.5 million, respectively.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Sales, marketing and operating	$69	$650	$2,374	$1,479
General and administrative	561	1,242	4,956	4,155
Technology and development	85	125	501	281
Stock-based compensation expense	$715	$2,017	$7,831	$5,915

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2024	2023
Assets
Restricted cash	$9,922	$3,867
Accounts receivable	1,897	6,782
Real estate inventory	256,472	276,500
Prepaid expenses and other current assets	379	1,588
Total assets	$268,670	$288,737
Liabilities
Accounts payable	$1,124	$1,798
Accrued and other current liabilities	1,595	2,027
Secured credit facilities and other debt, net	250,845	257,224
Total liabilities	$253,564	$261,049

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 19

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(13,537)	$(19,986)	$(44,834)	$(101,777)
Denominator:
Weighted average common shares outstanding, basic	27,439	27,276	27,388	26,079
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—	—
Weighted average common shares outstanding, diluted	27,439	27,276	27,388	26,079
Net loss per share, basic	$(0.49)	$(0.73)	$(1.64)	$(3.90)
Net loss per share, diluted	$(0.49)	$(0.73)	$(1.64)	$(3.90)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	817	612	919	903
Anti-dilutive restricted stock units (1)	780	282	135	144
Anti-dilutive performance-based restricted stock units	115	119	118	125
Anti-dilutive warrants	1,452	1,452	1,452	1,452

(1) Due to the net loss during each of the three and nine months ended September 30, 2024 and 2023, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of less than $0.1 million during each of the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was an expense of 0.2% and less than 0.1% for the three months ended September 30, 2024 and 2023, respectively, and 0.2% for each of the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate during the three and nine months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes. The valuation allowance recorded against our net deferred tax assets was $111.0 million as of September 30, 2024.

As of September 30, 2024, we continue to have a full valuation allowance recorded against all deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

no limitation on the Company’s ability to utilize its net operating losses. As such, the ownership change has no impact to the carrying value of the Company’s net operating loss carryforwards or ability to use them in future years.

Note 15. Related-Party Transactions

LL Credit Facilities

As of September 30, 2024, we have one senior secured credit facility with a related party and two mezzanine secured credit facilities with a related party (the “LL Credit Facilities”). The following summarizes certain details related to these facilities:

	As of September 30, 2024		As of December 31, 2023
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$13,330	$50,000	$6,289
Mezzanine secured credit facilities with a related party	$92,000	$21,076	$92,000	$23,803

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

We paid interest for borrowings under the LL Credit Facilities of $1.0 million and $0.8 million during the three months ended September 30, 2024 and 2023, respectively, and $2.8 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $1.1 million and $1.6 million during the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $5.9 million during the nine months ended September 30, 2024 and 2023, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

During each of the three and nine months ended September 30, 2024 and 2023, Offerpad employed two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives during the respective year-to-date periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Mr. Bair’s brother 1	$114	$114	$376	$582
Mr. Bair’s brother 2 (1)	108	108	353	548
Mr. Bair’s sister-in-law	41	33	108	113
	$263	$255	$837	$1,243

(1) Mr. Casey Bair separated from service with the Company in August 2024 and is receiving severance payments in connection with his separation.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2024, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received the following restricted stock unit awards:

Mr. Bair’s brother 1	42,500
Mr. Bair’s brother 2 (1)	40,000
Mr. Bair’s sister-in-law	6,000
88,500

(1) This restricted stock unit award was forfeited by Mr. Casey Bair in connection with his separation from service in August 2024.

During the nine months ended September 30, 2024, the Company amended certain terms and conditions associated with the LTI Awards granted to Mr. Bair’s brothers and Mr. Bair’s sister-in-law in 2023, including the performance period, price per share goals and sharing rates. In connection with Mr. Casey Bair’s separation from service, all unvested equity awards, including this LTI Award, were forfeited.

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

Pre-Funded Warrants

During January 2023, the Company sold and issued pre-funded warrants to purchase shares of the Company’s Class A common stock which were subsequently exercised in full during 2023. The investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 10. Stockholders’ Equity, for further details.

Note 16. Commitments and Contingencies

Homes Purchase Commitments

As of September 30, 2024, the Company was under contract to purchase 218 homes for an aggregate purchase price of $59.9 million.

Lease Commitments

The Company has entered into operating lease agreements for its existing corporate headquarters in Chandler, Arizona, its future corporate headquarters in Tempe, Arizona, and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 5. Leases, for further details.

Legal and Other Matters

The Company is subject to various actions, claims, suits and other legal proceedings that arise in the ordinary course of business, including, without limitation, assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. The Company records accruals for loss contingencies when it is probable that a loss will occur, and the amount of such loss can be reasonably estimated. The Company is not currently a party to any actions, claims, suits or other legal proceedings arising in the ordinary course of business, the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the Company’s condensed consolidated financial statements.

The following is a description of pending litigation that falls outside the scope of ordinary and routine litigation incidental to the Company’s business.

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The complaint is captioned Jandreau v. Klabin,

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. Offerpad disputes the allegations in the Complaint and intends to vigorously defend against them. The Company is unable to reasonably estimate the potential loss or range of loss associated with this matter.

Note 17. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the condensed consolidated financial statements or additional disclosure herein.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 23

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

Overview

Our Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we’ve leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step, and have transacted on homes representing approximately $11.5 billion of aggregate revenue through September 30, 2024.

We are currently headquartered in Chandler, Arizona and operate in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of September 30, 2024.

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

The uncertain economic outlook and evolving residential real estate market conditions have continued to challenge our operating results through the first nine months of 2024. The elevated and volatile mortgage interest rate environment has persisted throughout the year, with the average thirty-year fixed mortgage rate generally increasing during the first half of the year, peaking in the mid-7% range in April 2024, before decreasing to close to 6% at the end of September 2024 following the Federal Reserve Board’s reduction to its benchmark interest rate. As the Federal Reserve Board lowers its benchmark interest rate, mortgage rates generally decrease, which reduces the cost of owning a home, and should, in turn, increase the number of potential home buyers who can obtain mortgage financing and affect the prices home buyers may be willing to pay for homes. However, it remains difficult to predict the near-term direction of consumer demand for residential real estate due to the many different factors that impact such demand.

The elevated and volatile mortgage interest rate environment has continued to negatively impact housing affordability and create uncertainty for home buyers, which has challenged consumer demand for residential real estate. Additionally, the sustained elevated levels of inflation in the broader economy, along with other macroeconomic and geopolitical concerns, have continued to challenge consumer confidence. Further, recent severe weather events have negatively impacted the economic conditions in certain of the geographic markets in which we operate, resulting in slowdowns in real estate transaction volumes in such markets. As a result of these conditions, we have remained focused on proactively optimizing our capital allocation across our highest performing and most efficient markets. Additionally, we recently reduced our home acquisition pace as we continue to balance our real estate inventory levels to optimize our return.

Against this backdrop, our gross profit margin has remained steady at around 8% throughout the year, reflecting our continued progress toward improving the stability of our gross profit margin. Further, our net loss improved on a quarter-over-quarter basis for the second consecutive quarter, as we have continued to focus on operating efficiencies throughout the business.

While we generated solid operating results during the first nine months of 2024, the ongoing challenging residential real estate market conditions continued to have an impact on our operating results. These conditions have required us to use pricing adjustments and other incentives in recent periods, which have had a negative impact on our operating results during the year. Further, there continues to be uncertainty regarding the near-term macroeconomic conditions, including the path of inflation in

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 24

the broader economy, the direction of mortgage interest rates, which have reversed course from a decrease in the third quarter of 2024 and increased in the early stages of the fourth quarter of 2024, and the impact of geopolitical conflicts. We anticipate that the sustained elevated and volatile mortgage interest rate environment, economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the fourth quarter of 2024. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future.

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below.

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $1.9 trillion in value of homes transacted in 2023 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (NAR). In 2023, we estimate that we captured roughly 0.5% market share of real estate transactions across our 25 active markets as of December 31, 2023. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

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

In order to drive additional value from our agent partnership program, we implemented various enhancements to the program during 2024. Under the enhanced program, our partner agents can continue to request a cash offer on behalf of their clients, and now also have the ability to list an acquired home prepared for resale. Additionally, partner agents in the top tier of the program have access to sellers in defined zones and have the potential to list other Offerpad-owned homes in their zone.

Further, during the second quarter of 2024, we launched a new integration with Realtor.com, allowing customers to request a cash offer from Offerpad directly through the Realtor.com website. We anticipate this integration will further expand our reach and diversify our lead sources.

Expansion into New Markets

Since our launch in 2015, we have expanded into 25 markets as of December 31, 2023, which covered roughly 22% of the 4.7 million homes sold in the United States in 2023. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, which include our listing and renovation services, and our agent partnership program, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during 2024. This, together with adjusting operations in existing markets has brought our total markets served to 26 as of September 30, 2024.

Although we recently expanded into two new markets, we have decelerated our market expansion plans in recent years given the challenging residential real estate market conditions and the uncertainty regarding the near-term macroeconomic conditions, including the path of inflation in the broader economy, the direction of mortgage interest rates and the impact of geopolitical conflicts. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

Renovation Services

Our renovation services represent an important component of our asset-light platform offerings. Through our renovation services offering, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee. Although our

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 25

renovation services offering is in the early stages, representing approximately 2% of our total consolidated revenue during each of the three and nine months ended September 30, 2024, we believe these services could be a more significant component of our business over time.

Expand Relationships with Home Buyers

Another component of our asset-light platform offerings includes our program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home. This offering represented less than 1% of our total consolidated revenue during each of the three and nine months ended September 30, 2024.

Ancillary Products and Services

We aim to deliver other additional products and services tied to the core real estate transaction in a smooth, efficient, digital driven platform, focused on transparency and ease of use. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our cash offering service that accounts for the vast majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

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

Our ancillary products and services represented less than 1% of our total consolidated revenue during each of the three and nine months ended September 30, 2024.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 26

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

During 2024, the average holding period of homes sold has remained consistent at around 110 days. Based on the current residential real estate market conditions, we anticipate our average real estate inventory holding period in the fourth quarter of 2024 will increase to around 140 days. This anticipated increase reflects our reduction in home acquisition pace during the third quarter of 2024, causing our overall real estate inventory mix to shift and include a lower composition of newer acquired homes, combined with the longer average time of homes on the market and the normal seasonal increase that occurs in the fall and winter.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 27

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 28

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and homes sold, unaudited)	2024	2023	2024	2023
Gross profit (GAAP)	$17,140	$23,973	$61,606	$53,489
Gross margin	8.2%	10.2%	8.3%	5.0%
Homes sold	615	703	2,204	2,962
Gross profit per home sold	$27.9	$34.1	$28.0	$18.1
Adjustments:
Real estate inventory valuation adjustment - current period (1)	848	918	1,060	985
Real estate inventory valuation adjustment - prior period (2)	(535)	(318)	(765)	(58,125)
Interest expense capitalized (3)	1,367	235	4,456	6,270
Adjusted gross profit	$18,820	$24,808	$66,357	$2,619
Adjusted gross margin	9.0%	10.6%	8.9%	0.2%
Adjustments:
Direct selling costs (4)	(5,767)	(5,593)	(19,197)	(29,396)
Holding costs on sales - current period (5)(6)	(693)	(453)	(2,892)	(2,328)
Holding costs on sales - prior period (5)(7)	(341)	(72)	(577)	(2,166)
Other income, net (8)	512	3,837	1,881	5,084
Contribution profit (loss)	$12,531	$22,527	$45,572	$(26,187)
Contribution margin	6.0%	9.6%	6.1%	(2.4)%
Homes sold	615	703	2,204	2,962
Contribution profit (loss) per home sold	$20.4	$32.0	$20.7	$(8.8)
Adjustments:
Interest expense capitalized (3)	(1,367)	(235)	(4,456)	(6,270)
Interest expense on homes sold - current period (9)	(1,865)	(2,622)	(9,787)	(11,782)
Interest expense on homes sold - prior period (10)	(1,687)	(554)	(2,948)	(13,924)
Contribution profit (loss) after interest	$7,612	$19,116	$28,381	$(58,163)
Contribution margin after interest	3.7%	8.2%	3.8%	(5.4)%
Homes sold	615	703	2,204	2,962
Contribution profit (loss) after interest per home sold	$12.4	$27.2	$12.9	$(19.6)
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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 29

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, unaudited)	2024	2023	2024	2023
Net loss (GAAP)	$(13,537)	$(19,986)	$(44,834)	$(101,777)
Change in fair value of warrant liabilities	(14)	$(131)	(349)	(177)
Adjusted net loss	$(13,551)	$(20,117)	$(45,183)	$(101,954)
Adjusted net loss margin	(6.5)%	(8.6)%	(6.1)%	(9.5)%
Adjustments:
Interest expense	5,114	4,406	14,600	13,705
Amortization of capitalized interest (1)	1,367	235	4,456	6,270
Income tax (benefit) expense	24	6	93	171
Depreciation and amortization	150	175	464	556
Amortization of stock-based compensation	715	2,017	7,831	5,915
Adjusted EBITDA	$(6,181)	(13,278)	$(17,739)	$(75,337)
Adjusted EBITDA margin	(3.0)%	(5.7)%	(2.4)%	(7.0)%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,

(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$208,067	$234,228	$(26,161)	(11.2)%
Cost of revenue	190,927	210,255	(19,328)	(9.2)%
Gross profit	17,140	23,973	(6,833)	(28.5)%
Operating expenses:
Sales, marketing and operating	16,864	27,235	(10,371)	(38.1)%
General and administrative	8,254	14,124	(5,870)	(41.6)%
Technology and development	947	2,156	(1,209)	(56.1)%
Total operating expenses	26,065	43,515	(17,450)	(40.1)%
Loss from operations	(8,925)	(19,542)	10,617	(54.3)%
Other income (expense):
Change in fair value of warrant liabilities	14	131	(117)	(89.3)%
Interest expense	(5,114)	(4,406)	(708)	16.1%
Other income, net	512	3,837	(3,325)	(86.7)%
Total other expense	(4,588)	(438)	(4,150)	947.5%
Loss before income taxes	(13,513)	(19,980)	6,467	(32.4)%
Income tax expense	(24)	(6)	(18)	300.0%
Net loss	$(13,537)	$(19,986)	$6,449	(32.3)%

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 30

Revenue

Revenue decreased by $26.2 million, or 11.2%, to $208.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to lower sales volumes. We sold 615 homes during the three months ended September 30, 2024 compared to 703 homes during the three months ended September 30, 2023, representing a decrease of 12.5%. This decrease was primarily due to our intentional reduction in home acquisition pace as we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. This reduction in home acquisition pace has allowed us to manage overall inventory growth in light of the ongoing elevated and volatile mortgage interest rate environment, which continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate. The decrease in homes sold was partially offset by a modest increase in the average resale home price from $327,000 in the three months ended September 30, 2023 to $335,000 in the three months ended September 30, 2024. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $19.3 million, or 9.2%, to $190.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily attributable to lower sales volumes, which was partially offset by a higher average home acquisition price.

Gross profit margin was 8.2% for the three months ended September 30, 2024 compared to 10.2% for the three months ended September 30, 2023. The decrease in gross profit margin was primarily due to the wider than normal underwritten spreads associated with real estate inventory acquired towards the end of 2022 and in the early stages of 2023 in response to the considerable softening in consumer demand for residential real estate. This decrease in gross profit margin was also due to our increased use of pricing adjustments and other incentives in recent periods in response to the ongoing challenging residential real estate market conditions.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $10.4 million, or 38.1%, to $16.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a $6.4 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions, and decreased average employee headcount.

General and Administrative

General and administrative expense decreased by $5.9 million, or 41.6%, to $8.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased average employee headcount and a decrease in fees associated with our credit facilities.

Technology and Development

Technology and development expense decreased by $1.2 million, or 56.1%, to $0.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2024 and 2023 represents gains of less than $0.1 million, and $0.1 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense increased by $0.7 million, or 16.1%, to $5.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in expense was primarily attributable to a $43.4 million increase in the average outstanding balance of our senior and mezzanine secured credit facilities, from $234.9 million during the three months ended September 30, 2023 to $278.3 million during the three months ended September 30, 2024. The increase was also due to a 0.5% increase in the weighted average variable interest rates associated with our senior and mezzanine secured credit facilities.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 31

Other Income, Net

Other income, net during the three months ended September 30, 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net during the three months ended September 30, 2023 represents the gain that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that were principally associated with interest rate fluctuations, and interest income earned on our cash and cash equivalents.

Income Tax Expense

We recorded income tax expense of less than $0.1 million during each of the three months ended September 30, 2024 and 2023, and our effective tax rate was an expense of 0.2% and less than 0.1% for the respective periods. Our effective tax rate during the three months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,

(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$744,547	$1,073,954	$(329,407)	(30.7)%
Cost of revenue	682,941	1,020,465	(337,524)	(33.1)%
Gross profit	61,606	53,489	8,117	15.2%
Operating expenses:
Sales, marketing and operating	59,546	98,626	(39,080)	(39.6)%
General and administrative	30,747	41,316	(10,569)	(25.6)%
Technology and development	3,684	6,709	(3,025)	(45.1)%
Total operating expenses	93,977	146,651	(52,674)	(35.9)%
Loss from operations	(32,371)	(93,162)	60,791	(65.3)%
Other income (expense):
Change in fair value of warrant liabilities	349	177	172	97.2%
Interest expense	(14,600)	(13,705)	(895)	6.5%
Other income, net	1,881	5,084	(3,203)	(63.0)%
Total other expense	(12,370)	(8,444)	(3,926)	46.5%
Loss before income taxes	(44,741)	(101,606)	56,865	(56.0)%
Income tax expense	(93)	(171)	78	(45.6)%
Net loss	$(44,834)	$(101,777)	$56,943	(55.9)%

Revenue

Revenue decreased by $329.4 million, or 30.7%, to $744.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 2,204 homes during the nine months ended September 30, 2024 compared to 2,962 during the nine months ended September 30, 2023, representing a decrease of 25.6%. Additionally, the average resale home price decreased from $360,000 in the nine months ended September 30, 2023 to $334,000 in the nine months ended September 30, 2024. During the early stages of 2023, we focused on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022, resulting in a higher number of homes sold during the first half of 2023 as compared to the first half of 2024. The decrease in average sales price per home during the nine months ended September 30, 2024 was primarily due to our increased focus on geographic markets that tend to share relatively lower median price points, as well as homes closer to or below the median price in a given market as higher mortgage interest rates and sustained elevated levels of inflation in the broader economy have continued to negatively impact the residential real estate market conditions. We have also continued to refine our target home purchase price range to focus on acquiring homes with the greatest price stability within each market.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $337.5 million, or 33.1%, to $682.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily attributable to lower sales volumes, a lower average home acquisition price, and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 8.3% for the nine months ended September 30, 2024 compared to 5.0% for the nine months ended September 30, 2023. The increase in gross profit margin was primarily due to an increase in the difference between the average home resale price and the average home acquisition price during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, and a $6.4 million decrease in the real estate inventory valuation adjustment during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These changes were

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 32

primarily due to our focus on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022 during the early stages of 2023, resulting in a lower gross profit margin during the first half of 2023 as compared to the first half of 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $39.1 million, or 39.6%, to $59.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in expense was primarily attributable to an $17.4 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions, decreased average employee headcount and a decrease in variable costs associated with the decrease in homes sold.

General and Administrative

General and administrative expense decreased by $10.6 million, or 25.6%, to $30.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in expense was primarily attributable to a decrease in fees associated with our credit facilities, decreased average employee headcount, lower insurance costs, and decreased legal, accounting and professional fees.

Technology and Development

Technology and development expense decreased by $3.0 million, or 45.1%, to $3.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2024 and 2023 represents gains of $0.3 million and $0.2 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense increased by $0.9 million, or 6.5%, to $14.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in expense was primarily attributable to a 0.7% increase in the weighted average variable interest rates associated with our senior and mezzanine secured credit facilities. This increase was partially offset by a $174.1 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $429.6 million during the nine months ended September 30, 2023 to $255.5 million during the nine months ended September 30, 2024.

Other Income, Net

Other income, net during the nine months ended September 30, 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net during the nine months ended September 30, 2023 represents interest income earned on our cash and cash equivalents, and the gain that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into to manage risks that were principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively, and our effective tax rate was an expense of 0.2% and less than 0.1% for the respective periods. Our effective tax rate during the nine months ended September 30, 2024 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of September 30, 2024, we had cash and cash equivalents of $48.5 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $755.3 million, $239.2 million of which is committed and $516.1 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and nine months ended September 30, 2024, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of asset-light platform services.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 33

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$98,142	8.09%	December 2025	June 2026
Senior financial institution 2	100,000	100,000	200,000	37,190	8.07%	January 2025	July 2025
Senior financial institution 3	100,000	50,000	150,000	52,952	8.54%	January 2025	April 2025
Related party	30,000	20,000	50,000	13,330	10.31%	March 2025	September 2025
Senior financial institution 4	—	30,000	30,000	8,736	9.82%	August 2025	February 2026
Senior secured credit facilities	$380,000	$450,000	$830,000	$210,350

As of September 30, 2024, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 34

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$16,752	13.82%	June 2025	December 2025
Mezzanine financial institution 1	22,500	22,500	45,000	7,702	13.92%	January 2025	July 2025
Mezzanine financial institution 2	26,667	13,333	40,000	12,550	12.54%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	4,324	13.81%	March 2025	September 2025
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$41,328

As of September 30, 2024, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As of September 30, 2024, we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(12,404)	$276,955
Net cash (used in) provided by investing activities	(1,199)	322
Net cash used in financing activities	(7,905)	(304,168)
Net change in cash, cash equivalents and restricted cash	$(21,508)	$(26,891)

Operating Activities

Net cash (used in) provided by operating activities was ($12.4) million and $277.0 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, net cash used in operating activities primarily resulted from a $44.8 million net loss during the period, which included $7.8 million of non-cash stock-based compensation expense and a $2.0 million non-cash real estate inventory valuation adjustment. This was partially offset by an $18.0 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 35

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

Investing Activities

Net cash (used in) provided by investing activities was ($1.2) million and $0.3 million during the nine months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities during the nine months ended September 30, 2024 principally represents purchases of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2023 represents proceeds from the sale of derivative instruments, which was partially offset by purchases of derivative instruments.

Financing Activities

Net cash used in financing activities was $7.9 million and $304.2 million during the nine months ended September 30, 2024 and 2023, respectively. Net cash used in financing activities during the nine months ended September 30, 2024 primarily consisted of $635.9 million of repayments of credit facilities and other debt, which was partially offset by $628.1 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $7.8 million was directly related to the decrease in financed real estate inventory during the period.

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

There have been no material changes in our material cash requirements and other obligations since December 31, 2023 through September 30, 2024.

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

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 36

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 37

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including, without limitation, assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. We are not currently a party to any actions, claims, suits or other legal proceedings arising in the ordinary course of our business, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations and cash flows.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition, results of operations or cash flows for that reporting period could be adversely impacted, perhaps materially.

Refer to Note 16. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for information regarding pending litigation that falls outside the scope of ordinary and routine litigation incidental to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 38

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

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: November 4, 2024	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Third Quarter 2024 Form 10-Q | 40