Form 10-K
period 2024-12-31
Offerpad Solutions Inc.
filed 2025-02-25
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-39641

Offerpad Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2800538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
433 S. Farmer Avenue, Suite 500, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 388-4539

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	OPAD	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2024, the aggregate market value of the registrant’s voting and non-voting Class A common stock held by non-affiliates of the registrant was approximately $49.5 million.

As of February 18, 2025, there were 27,380,438 shares of Offerpad’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OFFERPAD SOLUTIONS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

Offerpad Solutions Inc. | 2024 Form 10-K | 3

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express Offerpad Solution Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, financing plans, our prospects, potential growth or expansion evaluations, strategies, including product and service offerings, compliance with applicable laws, regulations and New York Stock Exchange continued listing rules, macroeconomic trends, geopolitical concerns and the markets in which Offerpad operates.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 4

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
Our business and operating results have in the past been impacted and may in the future be significantly impacted by a number of factors, including general economic conditions, the health of the U.S. residential real estate industry, risks associated with our real estate inventory, local or regional conditions in the markets in which we operate, mortgage interest rates, down payment requirements or restrictions on mortgage financing availability, and governmental actions that impact us;
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
•
While we experienced rapid growth from inception through the first half of 2022, our business has more recently been negatively impacted by the uncertain economic outlook and uneven residential real estate market conditions. If we are unable to effectively manage these conditions, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future;
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

Offerpad Solutions Inc. | 2024 Form 10-K | 5

PART I

Item 1. Business.

Our Mission

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate.

Who We Are

Offerpad was founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. Our advanced real estate platform offers a range of services, from consumer cash offers to business-to-business (“B2B”) renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step.

We provide our real estate services through the following solutions:

•
Cash Offer, in which customers can access our website or mobile application to receive a competitive cash offer range for their home within minutes and quickly close without the major inconveniences associated with traditional real estate selling. Our Cash Offer business is the core foundation upon which Offerpad was founded and continues to be a key, central component of our business.
•
Other, which includes:
o
B2B Renovate business, in which we leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell;
o
Direct+ institutional buyer program, in which investors and single-family rental companies have an opportunity to purchase homes from homeowners, matching investors with sellers; and
o
Agent Partnership Program, in which our partner agents can request a cash offer on behalf of their clients, have the ability to list an acquired home prepared for resale, and for partner agents in the top tier of the program, have access to sellers in defined zones, along with having the potential to list other Offerpad-owned homes in their zone.

Our Cash Offer solution represents the substantial majority of our business, generating over 97% of our consolidated revenue during each of the years ended December 31, 2024, 2023, and 2022. Our asset-light platform offerings included in Other generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins, and represented 11%, 16%, and 5% of our consolidated gross profit during the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, Offerpad operated in over 1,800 cities and towns in 26 metropolitan markets across 17 states. Further, we have transacted on homes representing approximately $11.6 billion of aggregate revenue since our founding in 2015 through December 31, 2024. We believe that this market expansion and cumulative revenue generation since 2015 is a testament to how the simplicity and ease of our Cash Offer solution resonates with our customers. In order to establish and maintain better relationships with our customers, we combine an innovative end-to-end technology platform with the expertise of local market teams to efficiently scale our operations while maintaining a physical presence in certain of our key markets. This allows us to provide a fast and simple real estate experience that our customers value. For example, during the year ended December 31, 2024, we achieved a 91% Customer Satisfaction Rating and a net promoter score of 67% based on a survey of over 650 customers who sold their home to Offerpad during 2024.

As we expand further in our existing markets, launch into new markets, increase our asset-light platform service offerings and deliver other additional ancillary products and services tied to the core real estate transaction, we remain focused on our mission to simplify the process of buying and selling homes by providing comprehensive solutions that remove the friction from real estate.

Our Business Model

Our Cash Offer solution generates the substantial majority of our consolidated revenue and gross profit. We also offer a range of other services that are designed to meet the unique needs of our clients, including B2B renovation solutions and industry partnership programs.

In providing streamlined, data driven real estate solutions for the on-demand customer, we pair our local expertise in residential real estate with proprietary technology to put customers in control of the process and help find the right solution that fits their needs. Our digital Solutions Center platform gives users a holistic, customer-centric experience, enabling them to efficiently

Offerpad Solutions Inc. | 2024 Form 10-K | 6

sell and buy their homes online with streamlined access to other additional products and services tied to the core real estate transaction.

Our agile and adaptable product suite provides a unique approach to meet both our retail and business customers’ needs. In our Cash Offer service, sellers can access our website or mobile application to receive a competitive cash offer range for their home within minutes and quickly close without the major inconveniences associated with traditional real estate selling. Our platform provides home buyers the opportunity to browse and tour homes online and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to partner agents to advise on the purchase of a home. We believe that our expanding product ecosystem provides opportunities across multiple solutions, which has allowed us to reinvent the home selling and buying experience to meet the digital and on-demand needs of modern consumers.

Prior to the launch of Offerpad, our team had collectively spent many years buying, selling, renting, and renovating tens of thousands of homes. We created the Solutions Center because we learned through experience all the challenges people face when selling and buying a home the traditional way. Sellers are often overwhelmed by the stress of selling – making repairs, determining an appropriate listing price for their home, preparing and then vacating their home for showings, negotiating a deal, finding movers and waiting for a closing date. This process is stressful, expensive, time consuming, antiquated and inconsistent with modern consumer expectations. Buyers also experience significant friction for one of the most important purchase decisions in their lives – they often are dependent on intermediaries and have to endure lengthy offer submission and closing processes.

We are continuously focused on providing a differentiated approach to our customers through various selling, buying and ancillary products and services in our Solutions Center.

Cash Offer

Through our Cash Offer service, customers complete a few simple steps and receive a competitive cash offer range on their home within minutes, allowing them to schedule their home inspection on their timeline, in some cases as soon as the next day. Customers choosing an Offerpad cash offer avoid the disruption of showing their homes, select their own closing date, ensuring confidence and control throughout the process, and enjoy complimentary free local moving, streamlining the transition to a new home. If the customer is represented by a third-party agent, we work directly with such agent in addition to paying the agent’s fee.

We are also committed to removing the stress and inconvenience associated with purchasing a home. Prospective buyers have access to our partner agents who can advise on the purchase of their home. Buyers are able to tour homes online on their own time and utilize digital tools to complete the inspection and closing process. Our customers benefit from a home buying process designed around them, enjoying exclusive buyer benefits including early access to Offerpad homes and local experts to guide the purchasing process.

B2B Renovate business services

Our B2B Renovate business services represent an important component of our asset-light platform offerings. Through this offering, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee. Although our B2B Renovate business services offering is in the early stages, we believe these services could be a more significant component of our business over time.

Direct+ institutional buyer program

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

Agent Partnership Program

We have increased our focus on our partner network in recent years, which includes our homebuilder services, our agent partnership program and our agent referral network, to drive growth in our existing markets by expanding our reach and serving a greater number of customers. Our agent partnership program provides referral fees to agents who sell or select our cash offer. This program is designed to enable customers to utilize our services in a way that best suits their home-selling situation, while also serving as a valuable resource for real estate agents.

Offerpad Solutions Inc. | 2024 Form 10-K | 7

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

Ancillary products and services

We aim to deliver other additional products and services tied to the core real estate transaction in a smooth, efficient, digital driven platform, focused on transparency and ease of use. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our Cash Offer service that accounts for the substantial majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

While we have offered a variety of ancillary products and services over time, our title and escrow services represent the most notable ancillary service that we currently provide. We have a national relationship with a leading title and escrow company, through which we are able to leverage our size and scale to provide exceptional title and escrow closing services with a favorable economic impact principally in our Cash Offer service.

Our Market Opportunity

In 2024, roughly $1.9 trillion in value of homes were sold in the U.S., with approximately 4.8 million homes sold for an average home value of approximately $410,000. Despite the large market size, the vast majority of U.S. residential real estate transactions are conducted offline. As digital transactions are transforming every industry, consumers turn to technology for new and improved experiences in their daily lives. Interactions in industries such as commerce, restaurants, healthcare, automotive, and insurance have been drastically altered by digital experiences that offer new levels of convenience, efficiency, and reliability. We believe that the real estate industry is primed for a similar digital transformation as buyers and sellers of homes desire the same type of digital experience they are accustomed to from other industries. Further, we believe that the vast number of real estate brokerages, combined with the fragmentation of market share, contributes to an inconsistent experience for home buyers and sellers, offering opportunities for consolidation and integration. As of 2024, there were approximately 1.5 million licensed real estate agents and more than 100,000 U.S. real estate brokerages, with a single brokerage rarely holding more than 10% in a given market. Today, we typically purchase homes with a price of up to $750,000, which represented a potential addressable market opportunity of approximately $1.1 trillion during 2024.

Separately, through our B2B Renovate business and industry partnership programs, we believe we will be able to further expand our total addressable market. Vertical integration and product innovation will provide future potential opportunities including expansion of our title solution, as well as entry into other transaction services such as home warranty, homeowners insurance, or consumer remodeling services.

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

We collect hundreds of data points per home from an array of sources including public records, real estate brokerage transaction histories, private third-party data, and internally developed proprietary data sources, such as our “Citrus Value” pricing technology. Our proprietary automated valuation and renovation-modeling engine “Offercomp” uses this information to automatically value more than 100,000 properties each year and generate our cash offers based on these data points. Our real estate experts work in tandem with and enhance our technology by providing a final review of the offer. Our proprietary and purpose-built “Helix Go” technology streamlines the renovation process for a purchased home by automating logistics and

Offerpad Solutions Inc. | 2024 Form 10-K | 8

workflows. This combination of technology, automation, and machine learning, paired with real estate expertise enhances the accuracy in our underwriting to actual sales prices and improves our unit-level economic performance.

Operational expertise

We know how to efficiently manage the logistical challenge of buying, renovating and selling thousands of homes across 26 differentiated markets. Since our inception to December 31, 2024, we have executed in aggregate over 83,000 buy and sale transactions and have completed nearly 37,000 home renovations. We optimize our workforce through a mix of internal employees and external contractors and have local project managers that manage the renovation in its entirety. We maintain market-by-market standards to ensure quality, cost, and time efficiency, deploying our own field automation software to enable accurate progress reporting as well as labor and material tracking.

Scalable platform, with proven economics and capital efficiency

We have a leading, scalable and low-cost transaction platform. We have created a pioneering real estate solution company and leading on-demand real estate marketplace. Our significant growth relative to our limited capital invested is testament to our efficiency and results driven culture. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, control costs and refine our valuation automation and logistical operations before we scale into additional markets.

Maximizing real estate inventory turnover and increasing returns on invested capital

In order to effectively mitigate risk and maximize efficiency of the business, we aim to turn real estate inventory quickly while maintaining our underwritten to actual sales price accuracy. We strive to minimize the number of homes we own for a long period of time, as the holding period of the home is typically a key factor of unit level performance because increased holding costs result in a direct decrease in contribution margin. As we increased our scale and improved our workflow optimization in prior years, our average real estate inventory holding period of homes sold decreased from 138 days in 2016 to 97 days during the fourth quarter of 2023, which is consistent with our expected average real estate inventory holding period and our historical norm.

During 2024, the average holding period of homes sold remained steady at approximately 110 days during the first three quarters of the year, before increasing to 142 days during the fourth quarter of 2024. This increase reflects our intentional reduction in home acquisition pace during the second half of 2024 as we adjusted our home purchase criteria to a more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. This reduction in home acquisition pace has allowed us to manage overall real estate inventory growth in light of the ongoing elevated and volatile mortgage interest rate environment, as mortgage interest rates gradually increased throughout the fourth quarter of 2024 and were close to 7% as of the end of the year. This mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate.

As our overall real estate inventory mix shifts and includes a lower composition of newer acquired homes due to our reduction in home acquisition pace, our average real estate inventory holding period generally increases. As a result of this shift, combined with the impact of the normal seasonal increase that occurs in the fall and winter months, we anticipate our average real estate inventory holding period will continue to increase in early 2025.

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

Our Growth Strategies

We believe we have significant untapped growth potential and intend to achieve our goals through the following strategies:

Grow share in existing markets

As of December 31, 2024, we offer our services in 26 markets in the United States, which tend to share median price points of less than $550,000 and are among the top 100 metropolitan statistical areas (MSAs) in terms of annual residential real estate transactions. In 2024 and 2023, the median prices of the homes we sold were approximately $325,000 and $340,000,

Offerpad Solutions Inc. | 2024 Form 10-K | 9

respectively. We intend to further increase our market penetration in these markets through additional brand marketing, strengthening local partnerships and improving customer awareness of our offerings, which we anticipate will increase our market share. Additionally, we intend to continue to evaluate adding to our catalog of offerings in order to better support our customers and capture additional share.

Opportunistic expansion into new markets

Since our founding, we have been strategic in our approach to growing our market footprint. We have historically focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during 2024. This, together with adjusting operations in existing markets has brought our total markets served to 26 as of December 31, 2024.

Although we recently expanded into two new markets, we have decelerated our market expansion plans in recent years given the uncertain economic outlook and uneven residential real estate market conditions, which has included uncertainty regarding the near-term macroeconomic conditions, including the path of inflation in the broader economy, the direction of mortgage interest rates and the impact of geopolitical conflicts. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

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

As our product and service offerings continue to evolve, our new market expansion strategies will as well. For instance, we may continue to enter into new markets to offer our renovation services, but may not offer buying and selling services in such markets.

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

Increase B2B Renovate business services

We have expanded our B2B Renovate services in recent years, allowing a greater number of companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. We believe these services could be a more significant component of our business over time and plan to continue increasing our focus on such services in the future.

Expand Direct+ institutional buyer program

We offer a program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home.

Offerpad Solutions Inc. | 2024 Form 10-K | 10

Further develop Agent Partnership Program

We have increased our focus on our partner network in recent years, which includes our homebuilder services, our agent partnership program and our agent referral network, to drive growth in our existing markets by expanding our reach and serving a greater number of customers. We believe this program will enable customers to utilize our services in a way that best suits their home-selling situation, while also serving as a valuable resource for real estate agents.

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

Marketing

Our sales and marketing efforts utilize a multichannel approach, including paid advertising, earned media and partnerships, with a focus on efficiency and low-cost growth. As our market footprint has expanded over time, we have optimized our marketing strategy with advanced audience segmentation methodologies, improved targeting, and attribution modeling. Going forward, we will focus on increasing our local advertising efforts through a variety of channels as well as establishing a broader national advertising presence to grow brand awareness and brand affinity. Additionally, we may leverage broad reach channels that allow us to responsibly scale brand awareness. Further, we leverage our Agent Partnership Program network to discuss the Offerpad brand and our products and services.

Our Competition

The U.S. residential real estate market is highly fragmented and non-integrated. As of 2024, there were over 100,000 U.S. real estate brokerages in the United States, with a single brokerage rarely holding more than 10% share in any market. Additionally, we believe the vast majority of U.S. real estate sales are still being conducted through traditional analog methods, with only a small portion of the real estate market having transitioned to the technology driven, digital method that we offer. We compete with other cash offer providers and online real estate platforms, as well as institutional purchasers of residential real estate; however, we primarily compete with local real estate brokerages and the traditional way of conducting home sales.

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

Human Capital Resources

Overview

We believe that we have a talented, motivated and dedicated team, and are committed to supporting the development of all of our team members. As of December 31, 2024, we employed approximately 200 people, nearly all on a full-time basis. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees. We also engage numerous consultants and contractors to supplement our permanent workforce, primarily to assist with renovating our homes, and real estate agent partners.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 11

Workplace Practices and Policies

We are committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity, national origin, disability, veteran status, caste or other legally protected characteristic. We are an equal opportunity employer.

Compensation and Employee Benefits

To attract and retain top talent, we offer our employees a broad range of company-paid benefits and highly competitive compensation packages. Our employees are eligible for medical, dental and vision insurance, a savings/retirement plan, life and disability insurance, and various wellness programs, along with other optional benefits designed to meet individual employee needs.

Well-being

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

As of December 31, 2024, our registered IP portfolio includes: nine registered U.S. trademarks, three foreign registered trademarks, three pending U.S. trademark applications and two U.S. copyright registrations. Our trademarks registrations include “Offerpad” and the Offerpad logo, and our pending applications include taglines and trademarks for services in development by Offerpad.

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

Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, are applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we buy and sell homes, provide real estate brokerage services, and provide other product offerings, which results in us receiving or facilitating transmission of personal information. This information is increasingly subject to legislation and regulation in the United States, such as the California Consumer Privacy Act (“CCPA”). These laws, and other similar privacy laws and regulations, are generally intended to protect the privacy and security of personal information, including customer Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. For a more detailed discussion of the risks we face in connection with privacy regulations, see “Risk Factors—Risks Related to Our Intellectual Property and Technology—We collect, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any actual or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.”

Offerpad Solutions Inc. | 2024 Form 10-K | 12

In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by HUD, and the states and municipalities in which we transact. For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CFPB (for mortgages) and/or state licensing authorities. As of December 31, 2024, OfferPad Brokerage, LLC, OfferPad Brokerage “FL”, LLC, and OfferPad Brokerage CA, Inc. hold real estate brokerage licenses in certain of our markets and certain other states.

We have historically provided access to mortgage services through either our in-house mortgage solution or a third-party lending partner. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements. These laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 13

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

Risks Related to Our Business and Industry

Our business and operating results have in the past been impacted and may in the future be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate inventory.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 14

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
•
the volume of our customers;
•
the timing and market acceptance of our products, including our cash offer solution, and new products offered by us or our competitors;
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

In response to inflationary pressures, the Federal Reserve Board implemented a series of increases to its benchmark interest rate during 2022 and 2023, before lowering its benchmark interest rate by one full percentage point during 2024.

The ongoing elevated and volatile mortgage interest rate environment persisted throughout 2024, with the average thirty-year fixed mortgage rate peaking in the mid-7% range in April 2024, before decreasing to close to 6% at the end of September 2024, followed by a general increase during the fourth quarter of 2024 to end the year around 7%. While the Federal Reserve Board lowered its benchmark interest rate on three separate occasions during 2024, the average thirty-year fixed mortgage interest rate was higher at the end of 2024 compared to the average thirty-year fixed mortgage rate at the beginning of the year. When interest rates increase, the cost of owning a home increases, which in turn reduces the number of potential home buyers who can obtain mortgage financing and affects the prices home buyers may be willing to pay for homes.

During 2024, the elevated and volatile mortgage interest rate environment continued to negatively impact housing affordability and create uncertainty for home buyers, which has challenged consumer demand for residential real estate. This uncertainty was further amplified during the year as mortgage interest rates remained elevated even though the Federal Reserve Board

Offerpad Solutions Inc. | 2024 Form 10-K | 15

reduced their benchmark interest rate during 2024. Additionally, the somewhat elevated levels of inflation in the broader economy, along with other macroeconomic and geopolitical concerns, have continued to challenge consumer confidence.

Persistent challenges in mortgage financing—stemming from sustained high interest rates, potential further rate hikes, or a tightening of credit conditions—could lead to a continued decrease in demand for our homes and the services our platform provides. Such conditions could, in turn, negatively impact our business and financial performance.

While we experienced rapid growth from inception through the first half of 2022, our business has more recently been negatively impacted by the uncertain economic outlook and uneven residential real estate market conditions. If we are unable to effectively manage these conditions, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future.

While we experienced rapid growth and demand for our products and service offerings from inception through the first half of 2022, our business has more recently been negatively impacted by the uncertain economic outlook and uneven residential real estate market conditions. We may not be able to effectively manage these conditions and grow our business if we do not, among other things:

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

Further, if the macroeconomic and residential real estate market conditions continue to be challenging in the future, we may need to further stall, moderate or decelerate our expansion activities, which may include pausing or reducing real estate inventory acquisitions in certain existing markets.

We have had a history of losses since our inception, and we may not achieve or maintain profitability in the future.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred net losses each year from inception, and may incur additional losses in the future. We had an accumulated deficit of $460.0 million and $397.9 million as of December 31, 2024 and 2023, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing, and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

•
our inability to grow market share in our existing markets or any new markets we may enter;
•
our expansion into new markets or deceleration of market expansion in response to market conditions;
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

Offerpad Solutions Inc. | 2024 Form 10-K | 16

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

We appraise and price the homes we buy and sell using in-house proprietary data analytics technology, which continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop along the process and enabling us to operate a highly intelligent and automated workflow. This assessment includes estimates on time of possession, market conditions, renovation and holding costs, and anticipated resale proceeds. Conversion rates and customer satisfaction may be negatively impacted if valuations are too low and/or fees are too high. Additionally, following our acquisition of a home, we may need to decrease our anticipated resale price for that home if we discover defects or other conditions requiring remediation or impacting the value of the home that were unknown to us at the time of acquisition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also significantly delay our ability to renovate and resell homes in a timely manner. Moreover, these risks may be heightened when we expand into new markets where we may not have similar levels of knowledge and experience as we do in the markets where we currently operate or if the valuation technologies that we currently use are not as effective at accurately valuing homes in markets with different housing conditions. As a result of these factors, we may be unable to acquire or sell real estate inventory at attractive prices or to finance and manage real estate inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 17

Declining real estate valuations have resulted in, and could continue to result in, real estate inventory valuation adjustments, and property values may decline between our offer to purchase a home and the closing of such home, which could adversely affect our financial condition and operating results.

We are subject to risks inherent to declines in real estate valuations. For example, home prices can be volatile, and the values of our real estate inventory may fluctuate significantly. As a result of such fluctuations, we have in the past, and may in the future, record real estate inventory valuation adjustments. We periodically review the value of our real estate inventory to determine whether the value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record a real estate valuation adjustment in the relevant accounting period. As a result of such reviews, we recorded $4.5 million and $8.9 million of real estate inventory valuation adjustments during the years ended December 31, 2024 and 2023, respectively. These adjustments caused an immediate reduction of net income and a corresponding decrease in real estate inventory on our balance sheet in the respective periods. Even if we do not determine that it is necessary or appropriate to record an real estate inventory valuation adjustment, a reduction in the estimated net realizable value of a property could manifest over time and would therefore affect our earnings and financial condition at that time.

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

Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of real estate inventory. An over-supply of real estate inventory will generally cause downward pressure on our liquidity, sales prices and margins and increase our average days to sale. Our real estate inventory has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing real estate inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep expenses, insurance expenses, property tax expenses, homeowners’ association fees, utility fees and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value, in addition to risks related to declining real estate valuations. If we have excess real estate inventory or our average days to sale increases, as occurred during the year ended December 31, 2024, our liquidity and the results of our operations will be adversely affected due to our inability to sell such real estate inventory at prices that allow us to meet margin targets or to recover our costs.

Our business is concentrated in certain geographic markets, and local or regional conditions, including economic downturns, severe weather, catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

While our business is spread across 26 metropolitan markets in the United States as of December 31, 2024, a substantial amount of our revenue is generated in certain geographic markets. For the years ended December 31, 2024 and 2023, approximately 55% and 51% of our revenue, respectively, was generated from our top five markets which consisted of Atlanta, Phoenix, Tampa, Orlando, and Charlotte for the year ended December 31, 2024, and Phoenix, Tampa, Atlanta, Orlando, and Houston for the year ended December 31, 2023. As a result of this concentration, local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas have historically affected and could in the future materially adversely affect our revenues and profitability. These risks include possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 18

We may be unsuccessful in launching new product and service offerings or pursuing expansion of existing product and service offerings into new markets, which could result in significant expense and may not achieve the desired results.

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and plan to expand our markets significantly in the future. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and our new service offerings may not result in the customer conversion or profitability that we expect. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and expand into additional markets are subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 19

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

Offerpad Solutions Inc. | 2024 Form 10-K | 20

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

During 2024, the average holding period of homes sold remained steady at approximately 110 days during the first three quarters of the year, before increasing to 142 days during the fourth quarter of 2024. This increase reflects our intentional reduction in home acquisition pace during the second half of 2024 as we adjusted our home purchase criteria to a more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. This reduction in home acquisition pace has allowed us to manage overall real estate inventory growth in light of the ongoing elevated and volatile mortgage interest rate environment, as mortgage interest rates gradually increased throughout the fourth quarter of 2024 and were close to 7% as of the end of the year. This mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate.

As our overall real estate inventory mix shifts and includes a lower composition of newer acquired homes due to our reduction in home acquisition pace, our average real estate inventory holding period generally increases. As a result of this shift, combined with the impact of the normal seasonal increase that occurs in the fall and winter months, we anticipate our average real estate inventory holding period will continue to increase in early 2025, causing an increase in holding costs and downward pressure on margins.

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

Our business depends, in part, upon our ability to effectively manage home renovations. We typically renovate or repair homes prior to listing them for resale. We use internal employees and third parties to renovate and repair homes before we resell them.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 21

Further, the U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. announced and subsequently paused implementation of tariffs on imports from Canada and Mexico and imposed tariffs on all steel and aluminum imports. These tariffs or any future additional tariffs or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may impact the costs of materials and supplies used in our home renovations, which could in turn impact our margins. Any resulting increase in the cost of our home renovation projects could decrease consumer demand and have a negative impact on our business and results of operations.

In all cases described above, incurring more than budgeted costs would adversely affect our investment return on purchased homes.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 22

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

Buying and selling homes, providing real estate brokerage services, and providing other product offerings, such as mortgage brokerage services, results in us receiving or facilitating transmission of personal information. Further, in the future we may offer additional products and services, which could increase the amount of personal information we receive and transmit. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including Social Security Numbers that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of personal information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 23

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

In the event of a major earthquake, hurricane, windstorm, tornado, flood or catastrophic event such as pandemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both the resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times, increased costs and real estate inventory valuation adjustments. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

Offerpad Solutions Inc. | 2024 Form 10-K | 24

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

Compliance with new or more stringent environmental laws or regulations or varying interpretations of existing laws or conflicting laws or regulations may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, radon, pesticides, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.

Risks Related to Our Intellectual Property and Technology

Our IT Systems and IT Systems of third parties we rely on may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of confidential information, litigation, government actions, reputational damage and other harms.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personal information, as well as proprietary business information, intellectual property, and other critical information belonging to our business, customers, and employees (collectively, “Confidential Information”). We face numerous evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 25

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

We collect, store, use, disclose and process personal information and other data. There are numerous federal and state laws, as well as regulations and industry guidelines and standards, regarding privacy and the collection, storing, use, processing, disclosure, and protection of personal information, the scope of which are continually changing, subject to differing interpretations, and may be inconsistent among countries and states or conflict with other laws, regulations, guidelines, and standards. We and our third-party partners and vendors are subject to these data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of personal information, and those that are specific to certain industries, sectors, contexts, or locations. Additionally, laws, regulations, guidelines and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, are applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We are also subject to the terms of our own privacy policies and certain privacy-related obligations to third parties. We strive to comply with all applicable laws, regulations, policies, legal obligations and industry guidelines and standards relating to privacy, data protection and marketing and advertising activities to the extent possible. However, it is possible that these laws, regulations, policies, legal obligations, and industry guidelines and standards may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws, regulations, policies, legal obligations, and industry guidelines and standards, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. It is possible we may not be in full compliance with certain laws, regulations, policies, legal obligations, industry guidelines and standards, and any failure or perceived failure by us to comply with these requirements may result and has at times resulted in litigation, and may also result in governmental investigations or enforcement actions, loss of business and unfavorable publicity. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, we may be, but have not to-date been, required to pay significant

Offerpad Solutions Inc. | 2024 Form 10-K | 26

damages. Further, these proceedings and any subsequent adverse outcomes may cause significant reputational harm to our brand and our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Any significant change to applicable laws, regulations or industry guidelines and standards regarding the collection, use processing or disclosure of personal information, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that we collect, use, process, and disclose. For example, the CCPA, requires companies that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the companies’ collection, use, processing and disclosure of personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Numerous other states have already enacted, and are actively considering enacting privacy laws similar to the CCPA, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation, carry significant potential liability for our business, and could result in reputational harm.

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

This existing and future legislation on both the state and federal level may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies, all of which we may not be able to expend resources toward. We expect that there will continue to be new proposed laws, regulations, and industry standards and guidelines concerning privacy, data protection, and information security and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government investigations or actions, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personal information. Further, if the trend of new data privacy laws and increasing enforcement by regulators continues, this could lead to substantial costs, require significant systems changes, divert the attention of our personnel, increase costs and subject us to additional liabilities. Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 27

Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information, could adversely affect the value of our technology and products.

Our success and ability to compete depends in part on our intellectual property and our other proprietary business information, and our ability to protect such intellectual property and business information from misuse. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary information, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use, reproduction and distribution of, our proprietary information, intellectual property or technology.

We have filed trademark and copyright applications to protect certain aspects of our intellectual property. However, we cannot guarantee that we will be successful in registering our trademarks or copyrights, or maintaining any existing registrations. We may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot guarantee that the steps we have taken to protect our proprietary technologies will be effective to enforce our rights against third parties. Third parties may knowingly or unknowingly infringe our proprietary rights or challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are misused or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

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

We use open source software in our proprietary software and our services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, and such open source software may not be regularly maintained and updated in order to contain and patch possible security vulnerabilities. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine and distribute our proprietary software with such open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our combined proprietary software to the public. Although we monitor our use of open-source software to avoid subjecting our platform to such requirements or to other conditions we do not intend, we cannot assure that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may be subject to claims asserting ownership of, or demanding release of, our source code, the open source software or derivative works that were developed using such software, or requiring us to provide attributions of any open source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a commercial license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software

Offerpad Solutions Inc. | 2024 Form 10-K | 28

licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products.

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

We use AI Technologies in our business, and the deployment, use and maintenance of these technologies involve technological and legal risks.

We use artificial intelligence (“AI”) and machine learning technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) in our business, and continue to invest in this area. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and

Offerpad Solutions Inc. | 2024 Form 10-K | 29

there can be no assurance that our investments in such technologies will always enhance our services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; used without sufficient oversight and governance; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties. Our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become unavailable, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. Further, If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code.

Moreover, we are subject to a number of current sector-specific laws and regulations which will be implicated by our use of AI Technologies. It is also possible that the AI Technologies we use may have, or may be viewed as having, unintended biases or discriminatory outcomes, exposing us to risks that we have discriminated against persons belonging to a protected class. Any resulting investigation or litigation could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships. See “We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.”

Risks Related to Our Liquidity and Capital Resources

We utilize a significant amount of indebtedness in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

As of December 31, 2024, we had $237.9 million aggregate principal amount of indebtedness outstanding, under asset-backed senior and mezzanine secured credit facilities and other senior secured debt. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We rely on agreements with third parties to finance our business.

We have entered into debt agreements with a limited number of counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with potential financial sources, or if we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient real estate inventory, which would adversely affect our business and results of operations. In addition, some of our secured credit facilities are entirely uncommitted and other of our secured credit facilities are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Obtaining new or replacement funding arrangements may not be possible or may be at higher interest rates or other less favorable terms.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 30

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

Borrowings under our senior and mezzanine secured credit facilities accrue interest at variable rates and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness increase and our earnings and cash flows correspondingly decrease. Increased interest costs have also reduced the amount of debt financing that our real estate inventory can support. Assuming no change in the outstanding borrowings on our senior and mezzanine secured credit facilities, and other senior secured debt, we estimate that a one percentage point increase in the Secured Overnight Financing Rate would have increased our annual interest expense by $2.4 million during the year ended December 31, 2024.

In connection with our variable debt, we may seek to obtain interest rate protection in the form of swap agreements, interest rate cap contracts or similar derivatives or instruments to hedge against the possible negative effects of interest rate increases.

Offerpad Solutions Inc. | 2024 Form 10-K | 31

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

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception, may not be profitable in the near future, and may never achieve long-term profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of $806.0 million. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

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

We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our real estate inventory, develop new products or services or further improve existing products and services (including mortgage lending), enhance our operating infrastructure and acquire complementary businesses and technologies. During economic and housing downturns, including the recent downturn, credit markets have constricted and reduced sources of liquidity.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 32

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Offerpad Solutions Inc. | 2024 Form 10-K | 33

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

Offerpad Solutions Inc. | 2024 Form 10-K | 34

Our reverse stock split may not increase our stock price for the long term and have the desired effect of maintaining compliance with the rules of the NYSE, or we may fail to comply with other NYSE continued listing rules.

In June 2023, we effected a 1-for-15 reverse stock split of our Class A common stock (the “Reverse Stock Split”). We cannot predict whether the Reverse Stock Split will increase the market price for our Class A common stock for the long term. The market price of our Class A common stock will also be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. Further, the Reverse Stock Split could be viewed negatively by the market and other factors may adversely affect the market price of the shares of our Class A common stock. Consequently, on a long-term basis, the market price per post-split share may not increase in proportion to the reduction of the number of shares of our Class A common stock outstanding before the implementation of the Reverse Stock Split. Accordingly, the total market capitalization of our shares of Class A common stock may be lower than the total market capitalization before the Reverse Stock Split and we could fail to comply with NYSE’s minimum market capitalization requirements for listed companies.

If we fail to comply with any of NYSE’s continued listing requirements, our Class A common stock could be delisted from NYSE. The delisting of our Class A common stock from NYSE may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely lead to a limited amount of analyst coverage, have a negative effect on the price of our Class A common stock, hinder our ability to raise capital and impair our stockholders’ ability to sell or purchase our Class A common stock.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 35

Our management is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness of our internal control over financial reporting.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 36

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

Offerpad Solutions Inc. | 2024 Form 10-K | 37

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

The increasing focus on, and differing points of view regarding, sustainability and social initiatives could result in litigation, increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing focus by investors, customers, activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of environmental, social and other sustainability matters, including diversity and inclusion matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives at the same time that we may receive pressure to reverse or decline to make commitments relating to those or other sustainability matters. If we are not effective in meeting the varied environmental, social and other sustainability expectations of regulators, investors or other stakeholders or effect in addressing sustainability matters that affect our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. Relatedly, both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. To the extent we are subject to such litigation, activism or pressure, we may be required to incur costs or our business or reputation may otherwise be adversely impacted.

In addition, emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new and varied laws and regulations, including new reporting requirements. Accordingly, we may experience increased costs related to compliance, and scrutiny of additional reporting. If we fail or are perceived to fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on established frameworks, such as the CIS Critical Security Controls (“CIS Controls”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the CIS Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Offerpad Solutions Inc. | 2024 Form 10-K | 38

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

Item 2. Properties.

We lease our corporate headquarters in Tempe, Arizona, along with field office facilities in most of the metropolitan markets in which we operate in the United States.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 39

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition, results of operations or cash flows for that reporting period could be adversely impacted, perhaps materially.

Refer to Note 16. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K for information regarding pending litigation that falls outside the scope of ordinary and routine litigation incidental to our business.

Item 4. Mine Safety Disclosures.

Not applicable.

Offerpad Solutions Inc. | 2024 Form 10-K | 40

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OPAD.”

Our public warrants are traded on the OTC Markets Group Pink Market under the symbol “OPADW.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of February 18, 2025, there were 49 registered holders of our Class A common stock, and four registered holders of our warrants. Because many of our shares of Class A common stock and warrants are held by banks, brokers and other financial institutions on behalf of shareholders, there are a greater number of shareholders represented by these registered holders.

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

Sales of Unregistered Equity Securities

No unregistered sales of our equity securities were made during the year ended December 31, 2024.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended December 31, 2024.

Offerpad Solutions Inc. | 2024 Form 10-K | 41

Stock Performance Graph

The following graph illustrates the total return from September 1, 2021 through December 31, 2024, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the NASDAQ Real Estate and Other Financial Services Index. The graph assumes that $100 was invested on September 1, 2021 in each of our Class A common stock, the Russell 2000 Index, and the NASDAQ Real Estate and Other Financial Services Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Offerpad Solutions Inc. | 2024 Form 10-K | 42

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 items and the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in the 2023 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Our Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step, and have transacted on homes representing approximately $11.6 billion of aggregate revenue through December 31, 2024.

We are currently headquartered in Tempe, Arizona and operated in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of December 31, 2024.

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

The uncertain economic outlook and uneven residential real estate market conditions challenged our operating results during 2024. The ongoing elevated and volatile mortgage interest rate environment persisted throughout the year, with the average thirty-year fixed mortgage rate peaking in the mid-7% range in April 2024, before decreasing to close to 6% at the end of September 2024, followed by a general increase during the fourth quarter of 2024 to end the year around 7%. While the Federal Reserve Board lowered its benchmark interest rate on three separate occasions during 2024, the average thirty-year fixed mortgage interest rate was higher at the end of 2024 compared to the average thirty-year fixed mortgage rate at the beginning of the year.

The elevated and volatile mortgage interest rate environment has continued to negatively impact housing affordability and create uncertainty for home buyers, which has challenged consumer demand for residential real estate. This uncertainty was further amplified during 2024 as mortgage interest rates remained elevated even though the Federal Reserve Board reduced their benchmark interest rate by one full percentage point during 2024. Additionally, the somewhat elevated levels of inflation in the broader economy, along with other macroeconomic and geopolitical concerns, have continued to challenge consumer confidence. Further, severe weather events during 2024 have negatively impacted the economic conditions in certain of the geographic markets in which we operate, resulting in slowdowns in real estate transaction volumes in such markets.

As a result of these conditions, we have remained focused on proactively optimizing our capital allocation across our highest performing and most efficient markets. Additionally, we reduced our home acquisition pace during the second half of 2024 as we continue to balance our real estate inventory levels to optimize our return. These conditions have also required us to use pricing adjustments and other incentives in recent periods, which have had a negative impact on our operating results during the year. Further, there continues to be uncertainty regarding the near-term macroeconomic conditions, including the path of inflation in the broader economy, the direction of mortgage interest rates, which have continued to stay around 7% during the early stages of the first quarter of 2025, and the impact of geopolitical conflicts. Although it remains difficult to predict the near-term direction of consumer demand for residential real estate due to the many different factors that impact such demand, we anticipate that the sustained elevated and volatile mortgage interest rate environment, economic uncertainties and

Offerpad Solutions Inc. | 2024 Form 10-K | 43

affordability pressures will continue to impact consumer demand for residential real estate during the early stages of 2025. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future.

Our Business Model

Revenue Model

We are dedicated to simplifying the process of buying and selling homes and are committed to providing comprehensive solutions that remove the friction from real estate. We were founded to create a better residential real estate experience by combining advanced technology solutions with fundamental industry expertise. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step.

Our Cash Offer service is our flagship solution offering. Through this service, customers complete a few simple steps and receive a competitive cash offer range on their home within minutes, allowing them to schedule their home inspection on their timeline, in some cases as soon as the next day. Customers choosing an Offerpad cash offer avoid the disruption of showing their homes, select their own closing date, ensuring confidence and control throughout the process, and enjoy complimentary free local moving, streamlining the transition to a new home.

We also provide other real estate services through the following solutions:

•
B2B Renovate business, in which we leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell;
•
Direct+ institutional buyer program, in which investors and single-family rental companies have an opportunity to purchase homes from homeowners, matching investors with sellers; and
•
Agent Partnership Program, in which our partner agents can request a cash offer on behalf of their clients, have the ability to list an acquired home prepared for resale, and for partner agents in the top tier of the program, have access to sellers in defined zones, along with having the potential to list other Offerpad-owned homes in their zone.

Our Cash Offer solution represents the substantial majority of our business, generating over 97% of our consolidated revenue during each of the years ended December 31, 2024, 2023, and 2022. Our asset-light platform offerings, including our B2B Renovate business, Direct+ institutional buyer program and Agent Partnership Program, generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins, and represented 11%, 16%, and 5% of our consolidated gross profit during the years ended December 31, 2024, 2023, and 2022, respectively.

Offers

We generate demand for our services through traditional media, digital media, organic referral, and partnership channels. Partnership channels include relationships with homebuilders, brokerages, and complementary industry partners. Interested home sellers complete a few simple steps and receive a competitive cash offer range on their home within minutes, allowing them to schedule their home inspection on their timeline, in some cases as soon as the next day.

Home Acquisition and Renovation

Once the offer is received and reviewed by the customer and the home inspection is completed, the purchase price is confirmed and the homeowner chooses a preferred closing date that meets their needs, ensuring confidence and control throughout the process. If the customer is represented by a third-party agent, we work directly with such agent in addition to paying the agent’s fee.

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

Home Resale

Post-renovation, an Offerpad employee completes a final walkthrough to ensure the renovation was performed according to plan and quality specifications. Efficiently turning over our real estate inventory is important as we incur holding costs (including property taxes, insurance, utilities, and homeowner association dues) and financing costs while we own the home. However, we routinely make strategic decisions or offer services that are designed to generate improved returns even if resulting in an increase in average real estate inventory holding period. In order to minimize the sales period, we market our

Offerpad Solutions Inc. | 2024 Form 10-K | 44

homes across a wide variety of websites and platforms to generate buyer demand. This includes the Offerpad website and mobile app, local MLS, and syndication across online real estate portals.

Prior to listing the home for sale, an Offerpad employee will reevaluate the current market and comparable properties using the same underwriting technology as is used in the buying process to price the home accordingly. Our acquisition and resale teams work closely to ensure market level trends are captured and anticipated in pricing decisions. The ultimate goal during the resale process is to maximize return on investment when considering pricing and holding periods.

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

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed and in Part I, Item 1A. “Risk Factors” of this Form 10-K.

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $1.9 trillion in value of homes transacted in 2024 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (NAR). In 2024, we estimate that we captured roughly 0.4% market share of real estate transactions across our 26 active markets. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 26 markets as of December 31, 2024, which covered roughly 23% of the 4.8 million homes sold in the United States in 2024. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during 2024.

Although we recently expanded into two new markets, we have decelerated our market expansion plans in recent years given the uncertain economic outlook and uneven residential real estate market conditions, which has included uncertainty regarding the near-term macroeconomic conditions, including the path of inflation in the broader economy, the direction of mortgage interest rates and the impact of geopolitical conflicts. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

B2B Renovate Business Services

Our B2B Renovate business services represent an important component of our asset-light platform offerings. Through this offering, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee. Although our B2B Renovate business services offering is in the early stages, we believe these services could be a more significant component of our business over time.

Direct+ institutional buyer program

Another component of our asset-light platform offerings includes our program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect

Offerpad Solutions Inc. | 2024 Form 10-K | 45

this program will allow us to help more homeowners sell their home and expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home.

Agent Partnership Program

We have increased our focus on our partner network in recent years, which includes our homebuilder services, our agent partnership program and our agent referral network, to drive growth in our existing markets by expanding our reach and serving a greater number of customers. Our agent partnership program provides referral fees to agents who sell or select our cash offer. This program is designed to enable customers to utilize our services in a way that best suits their home-selling situation, while also serving as a valuable resource for real estate agents.

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

Ancillary products and services

We aim to deliver other additional products and services tied to the core real estate transaction in a smooth, efficient, digital driven platform, focused on transparency and ease of use. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our Cash Offer service that accounts for the substantial majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

While we have offered a variety of ancillary products and services over time, our title and escrow services represent the most notable ancillary service that we currently provide. We have a national relationship with a leading title and escrow company, through which we are able to leverage our size and scale to provide exceptional title and escrow closing services with a favorable economic impact principally in our Cash Offer service.

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
•
Effectively increasing and expanding our Cash Offer solution, optimizing customer and agent community engagement and increasing conversion of requests for home purchases; and
•
Introducing and scaling additional ancillary products and services to complement our core Cash Offer solution.

Operating Leverage

We utilize our technology and product teams to design systems and workflows to make our operations teams more efficient and able to support and scale with the business. Many positions are considered volume based, and as our business grows, we focus on developing more automation tools to gain additional leverage. Additionally, in periods when our business is growing, we expect to be able to gain operating leverage on portions of our cost structure that are more fixed in nature as opposed to purely variable. These types of costs include general and administrative expenses and certain marketing and information technology expenses, which generally grow at a slower pace than proportional to revenue growth.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 46

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

Historically, we have been able to manage our portfolio risk in part by our ability to manage holding periods for our real estate inventory. Traditionally, resale housing pricing moves gradually through cycles; therefore, shorter real estate inventory holding periods limit pricing exposure. As we increased our scale and improved our workflow optimization in prior years, our average real estate inventory holding period of homes sold decreased from 138 days in 2016 to 97 days during the fourth quarter of 2023, which is consistent with our expected average real estate inventory holding period and our historical norm.

During 2024, the average holding period of homes sold remained steady at approximately 110 days during the first three quarters of the year, before increasing to 142 days during the fourth quarter of 2024. This increase reflects our intentional reduction in home acquisition pace during the second half of 2024 as we adjusted our home purchase criteria to a more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. This reduction in home acquisition pace has allowed us to manage overall real estate inventory growth in light of the ongoing elevated and volatile mortgage interest rate environment, as mortgage interest rates gradually increased throughout the fourth quarter of 2024 and were close to 7% as of the end of the year. This mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate.

As our overall real estate inventory mix shifts and includes a lower composition of newer acquired homes due to our reduction in home acquisition pace, our average real estate inventory holding period generally increases. As a result of this shift, combined with the impact of the normal seasonal increase that occurs in the fall and winter months, we anticipate our average real estate inventory holding period will continue to increase in early 2025.

The recent increase in the average period of time our homes are being held in real estate inventory causes an increase in holding costs and downward pressure on margins. If these macroeconomic trends continue for an extended period of time, we expect these factors will continue to negatively impact sales prices and margins.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 47

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

Contribution Profit / Margin After Interest

We define Contribution Profit After Interest as Contribution Profit, minus (1) interest expense associated with homes sold in the presented period and recorded in cost of revenue, minus (2) interest expense associated with homes sold in the presented period, recorded in costs of sales, and previously excluded from Adjusted Gross Profit, and minus (3) interest expense under our senior and mezzanine secured credit facilities and other senior secured debt incurred on homes sold during the period. This includes interest expense recorded in prior periods in which the sale occurred. Our senior and mezzanine secured credit facilities and other senior secured debt are secured by our homes in real estate inventory and drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “—Liquidity and Capital Resources—Financing Activities.” We define Contribution Margin After Interest as Contribution Profit After Interest as a percentage of revenue.

We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when fully burdened with costs of financing.

Offerpad Solutions Inc. | 2024 Form 10-K | 48

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages and homes sold, unaudited)	2024	2023
Gross profit (GAAP)	$72,195	$70,181
Gross margin	7.9%	5.3%
Homes sold	2,707	3,674
Gross profit per home sold	$26.7	$19.1
Adjustments:
Real estate inventory valuation adjustment - current period (1)	2,953	837
Real estate inventory valuation adjustment - prior period (2)	(793)	(58,125)
Interest expense capitalized (3)	5,771	7,234
Adjusted gross profit	$80,126	$20,127
Adjusted gross margin	8.7%	1.5%
Adjustments:
Direct selling costs (4)	(24,208)	(35,225)
Holding costs on sales - current period (5)(6)	(3,955)	(3,357)
Holding costs on sales - prior period (5)(7)	(581)	(2,166)
Other income, net (8)	2,357	6,149
Contribution profit (loss)	$53,739	$(14,472)
Contribution margin	5.8%	(1.1)%
Homes sold	2,707	3,674
Contribution profit (loss) per home sold	$19.9	$(3.9)
Adjustments:
Interest expense capitalized (3)	(5,771)	(7,234)
Interest expense on homes sold - current period (9)	(13,869)	(15,289)
Interest expense on homes sold - prior period (10)	(2,976)	(13,924)
Contribution profit (loss) after interest	$31,123	$(50,919)
Contribution margin after interest	3.4%	(3.9)%
Homes sold	2,707	3,674
Contribution profit (loss) after interest per home sold	$11.5	$(13.9)

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

Offerpad Solutions Inc. | 2024 Form 10-K | 49

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages, unaudited)	2024	2023
Net loss (GAAP)	$(62,159)	$(117,218)
Change in fair value of warrant liabilities	(240)	(68)
Adjusted net loss	$(62,399)	$(117,286)
Adjusted net loss margin	(6.8)%	(8.9)%
Adjustments:
Interest expense	18,684	18,859
Amortization of capitalized interest (1)	5,771	7,234
Income tax expense	31	163
Depreciation and amortization	611	728
Amortization of stock-based compensation	8,080	7,915
Adjusted EBITDA	$(29,222)	$(82,387)
Adjusted EBITDA margin	(3.2)%	(6.3)%
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

Offerpad Solutions Inc. | 2024 Form 10-K | 50

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

Interest Expense

Interest expense consists primarily of interest on borrowings, including amortization of debt issuance costs related to our senior secured credit facilities, mezzanine secured credit facilities, and other debt. Borrowings under the senior secured credit facilities and mezzanine secured credit facilities, and other debt accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate plus a margin.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, changes in the fair value of derivative financial instruments that are entered into to manage risks that are principally associated with interest rate fluctuations, and gains or losses from the disposal of property and equipment.

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

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 51

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the periods presented:

	Year Ended December 31,

(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$918,819	$1,314,412	$(395,593)	(30.1)%
Cost of revenue	846,624	1,244,231	(397,607)	(32.0)%
Gross profit	72,195	70,181	2,014	2.9%
Operating expenses:
Sales, marketing and operating	73,091	116,558	(43,467)	(37.3)%
General and administrative	40,621	50,091	(9,470)	(18.9)%
Technology and development	4,524	7,945	(3,421)	(43.1)%
Total operating expenses	118,236	174,594	(56,358)	(32.3)%
Loss from operations	(46,041)	(104,413)	58,372	(55.9)%
Other income (expense)
Change in fair value of warrant liabilities	240	68	172	252.9%
Interest expense	(18,684)	(18,859)	175	(0.9)%
Other income, net	2,357	6,149	(3,792)	(61.7)%
Total other expense	(16,087)	(12,642)	(3,445)	27.3%
Loss before income taxes	(62,128)	(117,055)	54,927	(46.9)%
Income tax expense	(31)	(163)	132	(81.0)%
Net loss	$(62,159)	$(117,218)	$55,059	(47.0)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

Revenue decreased by $395.6 million, or 30.1%, to $918.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 2,707 homes during the year ended December 31, 2024 compared to 3,674 homes during the year ended December 31, 2023, representing a decrease of 26.3%. Additionally, the average resale home price decreased by 5.6% from $355,000 in the year ended December 31, 2023 to $335,000 in the year ended December 31, 2024.

During the early stages of 2023, we focused on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022, resulting in a higher number of homes sold during the first half of 2023 as compared to the first half of 2024. Further, during the second half of 2024, we intentionally reduced our home acquisition pace as we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. This reduction in home acquisition pace has allowed us to manage overall real estate inventory growth in light of the ongoing elevated and volatile mortgage interest rate environment, as mortgage interest rates gradually increased throughout the fourth quarter of 2024 and were close to 7% as of December 31, 2024. This mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate.

The decrease in average sales price per home during the year ended December 31, 2024 was primarily due to our increased focus on geographic markets that tend to share relatively lower median price points, as well as homes closer to or below the median price in a given market as higher mortgage interest rates and somewhat elevated levels of inflation in the broader economy have continued to negatively impact the residential real estate market conditions. We have also continued to refine our target home purchase price range to focus on acquiring homes with the greatest price stability within each market.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $397.6 million, or 32.0%, to $846.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily attributable to lower sales volumes, a lower average home acquisition price, and a decrease in the real estate inventory valuation adjustment.

Gross profit margin was 7.9% for the year ended December 31, 2024 compared to 5.3% for the year ended December 31, 2023. The increase in gross profit margin was primarily due to an increase in the difference between the average home resale price and the average home acquisition price during the year ended December 31, 2024 compared to the year ended December 31, 2023, and a decrease in the real estate inventory valuation adjustment, from $8.9 million during the year ended December 31, 2023 to $4.5 million during the year ended December 31, 2024. These changes were primarily due to our focus on selling our existing inventory of homes acquired prior to the significant market transition that occurred in the middle of 2022 during the early stages of 2023, resulting in a lower gross profit margin during the first half of 2023 as compared to the first half of 2024.

Offerpad Solutions Inc. | 2024 Form 10-K | 52

This increase in gross profit margin was partially offset by our increased use of pricing adjustments and other incentives in recent periods in response to the ongoing challenging residential real estate market conditions. We may continue to employ such adjustments and incentives if this environment continues.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $43.5 million, or 37.3%, to $73.1 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in expense was primarily attributable to a $18.8 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions, decreased average employee headcount and a decrease in variable costs associated with the decrease in homes sold.

General and Administrative

General and administrative expense decreased by $9.5 million, or 18.9%, to $40.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in expense was primarily attributable to a decrease in fees associated with our credit facilities, decreased average employee headcount, lower insurance costs, and decreased accounting and other professional fees.

Technology and Development

Technology and development expense decreased by $3.4 million, or 43.1%, to $4.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the years ended December 31, 2024 and 2023 represents gains of $0.2 million and $0.1 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $0.2 million, or 0.9%, to $18.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in expense was primarily attributable to a $172.0 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $420.6 million during the year ended December 31, 2023 to $248.6 million during the year ended December 31, 2024. This decrease was partially offset by a 0.5% increase in the weighted average variable interest rates associated with our secured credit facilities and other debt.

Other Income, Net

Other income, net during the year ended December 31, 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net during the year ended December 31, 2023 principally represents interest income earned on our cash and cash equivalents, and the gain that was recorded as a result of the fair value adjustment of the derivative financial instruments that were entered into during 2023 to manage risks that are principally associated with interest rate fluctuations.

Income Tax Expense

We recorded income tax expense of less than $0.1 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively, and our effective tax rate was an expense of (0.1%) for both of the respective periods. Our effective tax rate for each of the years ended December 31, 2024 and December 31, 2023 differed from the federal statutory rate of 21% primarily due to the valuation allowance recorded on our deferred tax assets and state taxes. We record a full valuation allowance on our deferred tax assets, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Segment Operating Performance

Revenue

Our Cash Offer solution represents the substantial majority of our business, generating over 97% of our consolidated revenue during each of the years ended December 31, 2024 and 2023.

Cash Offer revenue decreased by $389.2 million, or 30.3%, to $894.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to lower sales volumes and a lower average sales price per home. We sold 2,707 homes during the year ended December 31, 2024 compared to 3,674 homes during the year ended December 31, 2023, representing a decrease of 26.3%. Additionally, the average resale home price decreased by 5.6% from $355,000 in the year ended December 31, 2023 to $335,000 in the year ended December 31, 2024 primarily due to our increased focus on geographic markets that tend to share relatively lower median price points.

Offerpad Solutions Inc. | 2024 Form 10-K | 53

Other revenue decreased by $6.4 million, or 20.9%, to $24.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a decrease in revenue associated with the transition from our historical listing service offering as we shifted our focus to our referral partner networks, which includes our homebuilder services, our agent partnership program and our agent referral network. This decrease in revenue was partially offset by an increase in B2B Renovate revenue due to higher renovation volumes and a higher average renovation transaction value per home during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Cost of Revenue and Gross Profit

Our asset-light platform offerings included in Other generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins.

Cash Offer cost of revenue decreased by $394.5 million, or 32.2%, to $830.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily attributable to lower sales volumes, a lower average home acquisition price, and a decrease in the real estate inventory valuation adjustment.

Cash Offer gross profit margin was 7.2% for the year ended December 31, 2024 compared to 4.6% for the year ended December 31, 2023. The increase in gross profit margin was primarily due to an increase in the difference between the average home resale price and the average home acquisition price during the year ended December 31, 2024 compared to the year ended December 31, 2023, and a $4.5 million decrease in the real estate inventory valuation adjustment during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other cost of revenue decreased by $3.1 million, or 16.4%, to $16.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily attributable to lower volumes associated with our historical listing service offering as we transitioned our focus to our partner network, which was partially offset by an increase in costs associated with our B2B Renovate business due to higher renovation volumes during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Other gross profit margin was 33.5% for the year ended December 31, 2024 compared to 37.1% for the year ended December 31, 2023. This decrease in gross profit margin was primarily due to a shift in the product mix of the asset-light platform offerings included in Other during 2024. B2B Renovate, which generally has lower margins compared to the other offerings included within Other, represented a larger component of Other cost of revenue during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of December 31, 2024, we had cash and cash equivalents of $43.0 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $790.5 million, $169.0 million of which is committed and $621.5 million uncommitted.

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

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our real estate inventory and expand our operations. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements will depend in part on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. Based on these and other current market conditions, we plan to seek additional financing. Volatility in the credit markets, rising interest rates and softened consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Offerpad Solutions Inc. | 2024 Form 10-K | 54

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$110,109	7.93%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	8.01%	January 2026	July 2026
Senior financial institution 3	100,000	50,000	150,000	30,941	8.38%	January 2025	April 2025
Related party	30,000	20,000	50,000	18,329	10.09%	March 2025	September 2025
Senior financial institution 4	—	30,000	30,000	25,864	9.76%	August 2025	February 2026
Senior secured credit facilities	$280,000	$550,000	$830,000	$185,243

As of December 31, 2024, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During February 2025, the Company amended its credit facility with financial institution 3, which among other things, provides that the $150.0 million facility is entirely uncommitted.

Offerpad Solutions Inc. | 2024 Form 10-K | 55

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$18,372	13.67%	June 2025	December 2025
Mezzanine financial institution 1	—	45,000	45,000	—	13.86%	January 2026	July 2026
Mezzanine financial institution 2	26,667	13,333	40,000	7,707	12.39%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	5,160	13.59%	March 2025	September 2025
Mezzanine secured credit facilities	$79,667	$97,333	$177,000	$31,239

As of December 31, 2024, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During February 2025, the Company amended its credit facility with financial institution 2, which among other things, provides that the $40.0 million facility is entirely uncommitted.

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

As of December 31, 2024, we were in compliance with all covenants and no event of default had occurred. In February 2025, we obtained a temporary waiver of a minimum liquidity covenant under the related party facilities described above in connection with discussions regarding the renewal of these facilities.

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. The weighted-average interest rate under our other senior secured debt was 9.24% as of December 31, 2024. There were no amounts outstanding under this borrowing arrangement as of December 31, 2023.

Cash Flows

The following summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Net cash provided by operating activities	$20,833	$261,632
Net cash (used in) provided by investing activities	(5,326)	1,985
Net cash used in financing activities	(21,815)	(323,982)
Net change in cash, cash equivalents and restricted cash	$(6,308)	$(60,365)

Offerpad Solutions Inc. | 2024 Form 10-K | 56

Operating Activities

Net cash provided by operating activities was $20.8 million and $261.6 million for the years ended December 31, 2024 and 2023, respectively. In 2024, net cash provided by operating activities primarily resulted from a $57.9 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions as we reduced our home acquisition pace during the second half of 2024 as we continued to balance our real estate inventory levels to optimize our return. This was partially offset by a $62.2 million net loss during the period, which included $8.1 million of non-cash stock-based compensation expense and a $4.5 million non-cash real estate inventory valuation adjustment.

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

Investing Activities

Net cash (used in) provided by investing activities was $(5.3) million and $2.0 million and for the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities during the year ended December 31, 2024 principally represents purchases of property and equipment.

Net cash provided by investing activities during 2023 principally represents proceeds from the sale of derivative instruments, which was partially offset by purchases of derivative instruments during the year.

Financing Activities

Net cash used in financing activities was $21.8 million and $324.0 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in financing activities during the year ended December 31, 2024 primarily consisted of $829.5 million of repayments of credit facilities and other debt, which was partially offset by $807.9 million of borrowings from credit facilities and other debt. This net decrease in credit facility and other debt funding of $21.6 million was directly related to the decrease in financed real estate inventory during the period.

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

Credit Facilities and Other Debt

As of December 31, 2024, we had aggregate outstanding principal amounts on our senior and mezzanine secured credit facilities of $185.2 million and $31.2 million, respectively, and $21.4 million on our other senior secured debt. Estimated interest payments, which have been calculated using the applicable variable interest rate in existence at December 31, 2024 over an assumed holding period of 142 days, total $5.9 million, $1.6 million, and $0.8 million under the respective facilities and other senior secured debt. Borrowings under these debt arrangements are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months from December 31, 2024.

Home Purchase Commitments

As of December 31, 2024, we were under contract to purchase 163 homes for an aggregate purchase price of $43.4 million, all of which are expected to close within 12 months.

Other Purchase Obligations

We have other purchase obligations which principally include commitments relating to insurance, information technology, administration services, and marketing. As of December 31, 2024, we had other purchase obligations of $4.3 million, with $3.9 million payable within 12 months.

Offerpad Solutions Inc. | 2024 Form 10-K | 57

Operating Leases

We have operating lease arrangements consisting of our corporate headquarters in Tempe, Arizona and field office facilities in most of the metropolitan markets in which we operate in the United States. As of December 31, 2024, we had $22.6 million of total future lease payments, including imputed interest and tenant incentive receivables, associated with our operating lease arrangements, of which, $2.8 million is short-term.

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

Our real estate inventory valuation adjustment calculations contain uncertainties because they require management to make assumptions and apply judgment in determining the net realizable value for each home. Key assumptions used in estimating the net realizable value for each home include the projected home sales price and expected selling costs. Estimates of home sales prices and selling costs are based on internal projections and consider multiple factors, including recent comparable home sale transactions in the specific area where the home is located, forecasts about the residential real estate market conditions in both the local market in which the home is located and in the U.S. in general, and the impact of national, regional or local economic conditions. These estimates are subjective and are affected by factors such as changes in economic conditions and changes in operating performance.

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

We recorded real estate inventory valuation adjustments of $4.5 million and $8.9 million during the years ended December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1. Nature of Operations and Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2024 Form 10-K | 58

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

As of December 31, 2024, our exposure to changes in interest rates for these debt arrangements is principally associated with the Secured Overnight Financing Rate (“SOFR”). We had outstanding borrowings on our senior and mezzanine secured credit facilities of $185.2 million and $31.2 million, respectively, and $21.4 million on our other senior secured debt as of December 31, 2024. Borrowings under these debt arrangements accrue interest at a floating rate based on a SOFR reference rate plus a margin. Assuming no change in the outstanding borrowings on our senior and mezzanine secured credit facilities and other senior secured debt, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $2.4 million during the year ended December 31, 2024.

As of December 31, 2023, our exposure to changes in interest rates for these debt arrangements was principally associated with SOFR. Assuming no change in the outstanding borrowings on our senior and mezzanine secured credit facilities as of December 31, 2023, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $2.6 million during the year ended December 31, 2023.

Offerpad Solutions Inc. | 2024 Form 10-K | 59

Item 8. Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2024 Form 10-K | 60

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Inventory – Valuation – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

As described in Note 1 of the financial statements, the Company carries real estate inventory of acquired homes at the lower of cost or net realizable value. Real estate inventory is reviewed at least quarterly for valuation adjustment indicators that net realizable value may be lower than cost. If the net realizable value is lower than cost, a real estate inventory valuation adjustment is recorded to cost of revenue and the related real estate inventory is adjusted to its net realizable value. For homes that are not under contract, if the carrying value exceeds the expected sales price less expected selling costs, the carrying value of these homes are adjusted to the expected sales price less expected selling costs.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 61

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

February 25, 2025

We have served as the Company’s auditor since 2019.

Offerpad Solutions Inc. | 2024 Form 10-K | 62

OFFERPAD SOLUTIONS INC.

Consolidated Balance Sheets

		As of December 31,
(in thousands, except par value per share)		2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$43,018	$75,967
Restricted cash		30,608	3,967
Accounts receivable		3,848	9,935
Real estate inventory		214,174	276,500
Prepaid expenses and other current assets		2,564	5,236
Total current assets		294,212	371,605
Property and equipment, net		9,127	4,517
Other non-current assets		9,714	3,572
TOTAL ASSETS	(1)	$313,053	$379,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$1,922	$4,946
Accrued and other current liabilities		11,804	13,859
Secured credit facilities and other debt, net		195,378	227,132
Secured credit facilities and other debt - related party		41,861	30,092
Total current liabilities		250,965	276,029
Warrant liabilities		231	471
Other long-term liabilities		14,204	1,418
Total liabilities	(2)	265,400	277,918
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,379 and 27,233 shares issued and outstanding as of December 31, 2024 and 2023, respectively		3	3
Additional paid in capital		507,696	499,660
Accumulated deficit		(460,046)	(397,887)
Total stockholders’ equity		47,653	101,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$313,053	$379,694

(1)
Our consolidated assets as of December 31, 2024 and 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $30,608 and $3,867; Accounts receivable, $0 and $6,782; Real estate inventory, $214,174 and $276,500; Prepaid expenses and other current assets, $345 and $1,588; Total assets of $245,127 and $288,737, respectively.
(2)
Our consolidated liabilities as of December 31, 2024 and 2023 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $591 and $1,798; Accrued and other current liabilities, $1,326 and $2,027; Secured credit facilities and other debt, net, $237,273 and $257,224; Total liabilities, $239,190 and $261,049, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2024 Form 10-K | 63

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$918,819	$1,314,412	$3,952,314
Cost of revenue	846,624	1,244,231	3,769,892
Gross profit	72,195	70,181	182,422
Operating expenses:
Sales, marketing and operating	73,091	116,558	238,931
General and administrative	40,621	50,091	58,718
Technology and development	4,524	7,945	12,090
Total operating expenses	118,236	174,594	309,739
Loss from operations	(46,041)	(104,413)	(127,317)
Other income (expense):
Change in fair value of warrant liabilities	240	68	23,522
Interest expense	(18,684)	(18,859)	(45,991)
Other income, net	2,357	6,149	1,532
Total other expense	(16,087)	(12,642)	(20,937)
Loss before income taxes	(62,128)	(117,055)	(148,254)
Income tax expense	(31)	(163)	(359)
Net loss	$(62,159)	$(117,218)	$(148,613)
Net loss per share, basic	$(2.27)	$(4.44)	$(9.09)
Net loss per share, diluted	$(2.27)	$(4.44)	$(9.09)
Weighted average common shares outstanding, basic	27,410	26,385	16,343
Weighted average common shares outstanding, diluted	27,410	26,385	16,343

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2024 Form 10-K | 64

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,930	$2	$389,623	$(132,056)	$257,569
Issuance of common stock upon exercise of stock options	540	—	4,671	—	4,671
Issuance of common stock upon vesting of restricted stock units	9	—	(57)	—	(57)
Stock-based compensation expense	—	—	8,307	—	8,307
Net loss	—	—	—	(148,613)	(148,613)
Balance at December 31, 2022	16,479	2	402,544	(280,669)	121,877
Issuance of common stock upon exercise of stock options	14	—	53	—	53
Issuance of common stock upon vesting of restricted stock units	25	—	(78)	—	(78)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,715	1	10	—	11
Stock-based compensation expense	—	—	7,915	—	7,915
Net loss	—	—	—	(117,218)	(117,218)
Balance at December 31, 2023	27,233	3	499,660	(397,887)	101,776
Issuance of common stock upon exercise of stock options	11	—	33	—	33
Issuance of common stock upon vesting of restricted stock units	135	—	(77)	—	(77)
Stock-based compensation expense	—	—	8,080	—	8,080
Net loss	—	—	—	(62,159)	(62,159)
Balance at December 31, 2024	27,379	$3	$507,696	$(460,046)	$47,653

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2024 Form 10-K | 65

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(62,159)	$(117,218)	$(148,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	611	728	1,022
Amortization of debt financing costs	1,786	4,343	2,948
Real estate inventory valuation adjustment	4,472	8,937	93,810
Stock-based compensation	8,080	7,915	8,307
Change in fair value of warrant liabilities	(240)	(68)	(23,522)
Loss on disposal of property and equipment	105	76	—
Gain on sale of derivative instruments	—	(2,124)	—
Changes in operating assets and liabilities:
Accounts receivable	6,087	(7,585)	3,815
Real estate inventory	57,854	379,260	374,064
Prepaid expenses and other assets	4,452	3,733	(275)
Accounts payable	(3,024)	299	(1,752)
Accrued and other liabilities	2,809	(16,664)	(4,402)
Net cash provided by operating activities	20,833	261,632	305,402
Cash flows from investing activities:
Purchases of property and equipment	(5,408)	(127)	(1,070)
Proceeds from sale of property and equipment	82	—	—
Purchases of derivative instruments	—	(2,569)	—
Proceeds from sale of derivative instruments	—	4,681	—
Net cash (used in) provided by investing activities	(5,326)	1,985	(1,070)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	807,926	875,559	3,178,033
Repayments of credit facilities and other debt	(829,461)	(1,286,795)	(3,540,466)
Payment of debt financing costs	(236)	(1,948)	(646)
Proceeds from exercise of stock options	33	53	4,898
Payments for taxes related to stock-based awards	(77)	(78)	(285)
Borrowings from warehouse lending facility	—	25,193	—
Repayments of warehouse lending facility	—	(25,193)	—
Proceeds from issuance of pre-funded warrants	—	90,000	—
Proceeds from exercise of pre-funded warrants	—	11	—
Issuance cost of pre-funded warrants	—	(784)	—
Net cash used in financing activities	(21,815)	(323,982)	(358,466)
Net change in cash, cash equivalents and restricted cash	(6,308)	(60,365)	(54,134)
Cash, cash equivalents and restricted cash, beginning of period	79,934	140,299	194,433
Cash, cash equivalents and restricted cash, end of period	$73,626	$79,934	$140,299
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$43,018	$75,967	$97,241
Restricted cash	30,608	3,967	43,058
Total cash, cash equivalents and restricted cash	$73,626	$79,934	$140,299
Supplemental disclosure of cash flow information:
Cash payments for interest	$24,464	$24,730	$59,732

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2024 Form 10-K | 66

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step.

The Company is headquartered in Tempe, Arizona and operates in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of December 31, 2024.

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

Restricted Cash

Restricted cash primarily consists of cash received from the resale or refinancing of homes that is specifically designated to repay borrowings under one of the Company’s secured credit facilities or other secured debt and is typically released within a few days of the home sale or refinancing transaction.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 67

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

The Company recorded real estate inventory valuation adjustments of $4.5 million, $8.9 million, and $93.8 million during the years ended December 31, 2024, 2023, and 2022, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage risks related to its ongoing business operations. The Company’s derivative financial instruments are not designated as hedging instruments, but rather, are used as economic hedges to manage risks that are principally associated with interest rate fluctuations. The Company records these derivatives that are not designated as accounting hedges at fair value in Prepaid expenses and other current assets in the consolidated balance sheets, and changes in fair value are recognized in Other income, net in the consolidated statements of operations. Refer to Note 3. Derivative Financial Instruments, for further details.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 68

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

The Company recognized no impairment charges on its long-lived assets during the years ended December 31, 2024, 2023, and 2022.

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

Sales, Marketing and Operating

Sales, marketing and operating expenses consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense also includes headcount expenses in support of sales, marketing, and real estate inventory

Offerpad Solutions Inc. | 2024 Form 10-K | 69

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred. The Company incurred advertising expenses of $12.1 million, $30.9 million, and $46.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

Performance-Based Restricted Stock Units and Other Cash or Stock-Based Awards

The Company granted performance-based restricted stock units during the year ended December 31, 2022, and other cash or stock-based awards during the years ended December 31, 2024 and 2023. The Company determined the fair value of these awards using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the respective awards. The Monte Carlo simulation model incorporates various key assumptions, including expected stock price volatility, contractual term, risk-free interest rate, expected dividend yield and stock price on the grant date. The Company generally estimates expected stock price volatility based on its historical stock price volatility and/or the average historical volatility of similar publicly traded companies. The Company estimates the risk-free interest rate using the rate of return on U.S. treasury notes equal to the contractual term of the respective awards. The expected dividend yield assumption considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

Stock Options

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards as of the grant date, with assumptions including expected term of the options, associated risk-free interest rate, expected volatility, and expected dividend yield.

Refer to Note 11. Stock-Based Awards, for further details.

Employee Benefit Plan

The Company offers a 401(k) plan which provides employees the opportunity to contribute a portion of their pre-tax or post-tax earnings, subject to certain restrictions as set forth in the Internal Revenue Code. The Company matched 100% of participant contributions, up to 2.5% of eligible compensation, through early 2024. During the years ended December 31, 2024, 2023, and 2022, the Company contributed $0.1 million, $1.0 million, and $1.6 million to the 401(k) plan, respectively.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 70

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Refer to Note 9. Fair Value Measurements, for further details.

New Accounting Standards

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued a new standard which is intended to improve disclosures about an entity’s reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this new standard in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, using a retrospective approach. Refer to Note 17. Segment Reporting, for further details.

New Accounting Standards Not Yet Adopted

Income Tax Disclosures

In December 2023, the FASB issued a new standard which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures about income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 on a prospective basis. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Offerpad Solutions Inc. | 2024 Form 10-K | 71

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued a new standard which is intended to improve an entity’s expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, using either a prospective or retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of December 31:

($ in thousands)	2024	2023
Homes preparing for and under renovation	$38,479	$53,116
Homes listed for sale	135,937	148,648
Homes under contract to sell	39,758	74,736
Real estate inventory	$214,174	$276,500

Note 3. Derivative Financial Instruments

During 2023, the Company entered into derivative arrangements pursuant to which the Company acquired options on U.S. Treasury futures. These options provided the Company with the right, but not the obligation, to purchase U.S. Treasury futures at a predetermined notional amount and stated term in the future.

During 2023, the Company purchased $2.6 million of derivative instruments and recorded changes in the fair value of the derivative instruments of $2.1 million in Other income, net in the consolidated statements of operations. The Company sold all of its outstanding derivative arrangements during October 2023 and no derivative arrangements remain outstanding.

Note 4. Property and Equipment

Property and equipment consist of the following as of December 31:

($ in thousands)	2024	2023
Rooftop solar panel systems	$4,958	$5,075
Leasehold improvements	1,055	1,130
Office equipment and furniture	687	837
Software systems	386	386
Computers and equipment	242	265
Construction in progress (1)	5,440	32
Property and equipment, gross	12,768	7,725
Less: accumulated depreciation	(3,641)	(3,208)
Property and equipment, net	$9,127	$4,517

(1) Construction in progress principally consists of assets associated with the Company’s new corporate headquarters in Tempe, Arizona. The Company moved into its new corporate headquarters during February 2025.

Depreciation expense was $0.6 million, $0.7 million, and $1.0 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Note 5. Leases

The Company’s operating lease arrangements consist of its corporate headquarters in Tempe, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in our consolidated statements of operations. During the years ended December 31, 2024, 2023, and 2022, operating lease cost were $3.4 million, $2.3 million, and $2.1 million,

Offerpad Solutions Inc. | 2024 Form 10-K | 72

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

respectively. Variable and short-term lease costs were less than $0.1 million, during each of the years ending December 31, 2024 and 2023, respectively, and $0.3 million during the year ended December 31, 2022.

During the years ended December 31, 2024, 2023, and 2022, cash payments for amounts included in the measurement of operating lease liabilities were $2.3 million, $2.5 million, and $2.0 million, respectively. The Company utilized $5.2 million of tenant incentive allowances during the year ended December 31, 2024. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million during the year ended December 31, 2024. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the year ended December 31, 2023. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $2.5 million during the year ended December 31, 2022.

As of December 31, 2024 and 2023, the Company’s operating leases had a weighted-average remaining lease term of 9.7 years and 1.8 years, respectively, and a weighted-average discount rate of 7.4% and 4.3%, respectively.

The Company’s operating lease liability maturities as of December 31, 2024 are as follows:

($ in thousands)
2025	$2,781
2026	2,089
2027	1,949
2028	1,922
2029	1,974
Thereafter	11,863
Total future lease payments	22,578
Less: Imputed interest	(6,647)
Less: Tenant incentive receivable	(764)
Total lease liabilities	$15,167

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of December 31:

($ in thousands)	Financial Statement Line Items	2024	2023
Right-of-use assets	Other non-current assets	$8,580	$3,338
Lease liabilities:
Current liabilities	Accrued and other current liabilities	963	2,271
Non-current liabilities	Other long-term liabilities	14,204	1,418
Total lease liabilities		$15,167	$3,689

Note 6. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of December 31:

($ in thousands)	2024	2023
Home renovation	$3,684	$3,534
Payroll and other employee related expenses	1,895	3,200
Interest	1,293	1,989
Operating lease liabilities	963	2,271
Marketing	757	999
Legal and professional obligations	344	392
Other	2,868	1,474
Accrued and other current liabilities	$11,804	$13,859

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of December 31, 2024 and 2023.

Offerpad Solutions Inc. | 2024 Form 10-K | 73

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 7. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of December 31:

($ in thousands)	2024	2023
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$166,914	$216,654
Senior secured credit facility with a related party	18,329	6,289
Senior secured debt - other	21,433	—
Mezzanine secured credit facilities with financial institutions	7,707	12,704
Mezzanine secured credit facilities with a related party	23,532	23,803
Debt issuance costs	(676)	(2,226)
Total credit facilities and other debt, net	237,239	257,224
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	195,378	227,132
Total credit facilities and other debt - related party	41,861	30,092
Total credit facilities and other debt, net	$237,239	$257,224

The Company utilizes financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities on the accompanying consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of December 31, 2024, the Company had a total borrowing capacity of $1,007.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $359.7 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$110,109	7.93%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	8.01%	January 2026	July 2026
Senior financial institution 3	100,000	50,000	150,000	30,941	8.38%	January 2025	April 2025
Related party	30,000	20,000	50,000	18,329	10.09%	March 2025	September 2025
Senior financial institution 4	—	30,000	30,000	25,864	9.76%	August 2025	February 2026
Senior secured credit facilities	$280,000	$550,000	$830,000	$185,243

Offerpad Solutions Inc. | 2024 Form 10-K | 74

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$200,000	$200,000	$400,000	$135,676	7.91%
Senior financial institution 2	100,000	100,000	200,000	55,541	7.61%
Senior financial institution 3	100,000	50,000	150,000	6,453	7.11%
Related party	30,000	20,000	50,000	6,289	10.05%
Senior financial institution 4	30,000	45,000	75,000	18,984	8.42%
Senior secured credit facilities	$460,000	$415,000	$875,000	$222,943

As of December 31, 2024, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During February 2025, the Company amended its credit facility with financial institution 3, which among other things, provides that the $150.0 million facility is entirely uncommitted.

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$18,372	13.67%	June 2025	December 2025
Mezzanine financial institution 1	—	45,000	45,000	—	13.86%	January 2026	July 2026
Mezzanine financial institution 2	26,667	13,333	40,000	7,707	12.39%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	5,160	13.59%	March 2025	September 2025
Mezzanine secured credit facilities	$79,667	$97,333	$177,000	$31,239

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2023	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$22,250	11.56%
Mezzanine financial institution 1	22,500	22,500	45,000	11,198	12.79%
Mezzanine financial institution 2	26,667	13,333	40,000	1,506	9.55%
Related party facility 2	8,000	14,000	22,000	1,553	13.05%
Mezzanine secured credit facilities	$102,167	$74,833	$177,000	$36,507

As of December 31, 2024, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Offerpad Solutions Inc. | 2024 Form 10-K | 75

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

During February 2025, the Company amended its credit facility with financial institution 2, which among other things, provides that the $40.0 million facility is entirely uncommitted.

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

As of December 31, 2024, the Company was in compliance with all covenants and no event of default had occurred. In February 2025, the Company obtained a temporary waiver of a minimum liquidity covenant under the related party facilities described above in connection with discussions regarding the renewal of these facilities.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. The weighted-average interest rate under the Company’s other senior secured debt was 9.24% as of December 31, 2024. There were no amounts outstanding under this borrowing arrangement as of December 31, 2023.

Warehouse Lending Facility with FirstFunding, Inc.

During 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originated and then sold to third-party mortgage servicers. During April 2024, the warehouse lending facility expired and was not renewed. The fees paid under the facility were immaterial during the periods in which the facility was used.

Note 8. Warrant Liabilities

As of December 31, 2024, the Company had 16.1 million public warrants outstanding and 5.7 million private placement warrants outstanding, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

Public Warrants

A holder may exercise its public warrants only for a whole number of shares of Class A common stock. The public warrants will expire September 1, 2026, or earlier upon redemption or liquidation. Pursuant to the terms of the warrant agreements, the Company may call the public warrants for redemption for cash or redeem the outstanding warrants for shares of Class A common stock under certain scenarios. The public warrants are traded on an over-the-counter market.

Private Placement Warrants

The private placement warrants have terms and provisions that are substantially identical to those of the public warrants, with the exception of certain redemption rights, options to exercise and registration rights when the private placement warrants are owned by specified holders.

Offerpad Solutions Inc. | 2024 Form 10-K | 76

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of December 31, 2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$128	$—	$—
Private placement warrant liabilities	$—	$—	$103

As of December 31, 2023	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$305	$—	$—
Private placement warrant liabilities	$—	$—	$166

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of less than $0.1 million during each of the years ended December 31, 2024 and 2023, respectively. These changes are recorded in Change in fair value of warrant liabilities in our consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Year Ended December 31,
($ in thousands)	2024	2023
Beginning balance	$166	$196
Change in fair value of private placement warrants included in net (loss) income	(63)	(30)
Ending balance	$103	$166

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2024, 2023, and 2022.

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

As of December 31, 2024, we had 27,379,438 shares of Class A common stock issued and outstanding.

We also have outstanding warrants to purchase shares of our Class A common stock. Refer to Note 8. Warrant Liabilities.

Offerpad Solutions Inc. | 2024 Form 10-K | 77

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

During January 2023, we sold and issued pre-funded warrants to purchase shares of our Class A common stock, resulting in gross proceeds of approximately $90.0 million. The pre-funded warrants became exercisable during March 2023. All of the pre-funded warrants were subsequently exercised during 2023, upon which, 10.7 million shares of our Class A common stock were issued.

Preferred Stock

As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Note 11. Stock-Based Awards

Equity Incentive Plans

2016 Stock Plan

The Company currently has outstanding stock options under the OfferPad 2016 Stock Option and Grant Plan (the “2016 Plan”). Outstanding shares of our Class A common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder, will not again become available for issuance under the 2016 Plan or other equity incentive plans. In connection with the adoption of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), no additional awards have been or will be granted under the 2016 Plan.

2021 Incentive Award Plan

Pursuant to the terms of the 2021 Plan, the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031 in an amount that is equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board. Pursuant to the annual increase, the overall share limit was automatically increased on January 1, 2025, following which, there were 2,619,035 shares reserved for issuance under the 2021 Plan.

The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents and other stock or cash-based awards. As of December 31, 2024, the Company has granted stock options, RSUs, performance-based RSUs (“PSUs”) and other stock or cash-based awards under the 2021 Plan.

Employee Stock Purchase Plan

Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031 in an amount that is equal to the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the

Offerpad Solutions Inc. | 2024 Form 10-K | 78

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Company’s Board; provided that, no more than 3,333,333 shares of Class A common stock may be issued under the ESPP. As of January 1, 2025, there are 283,876 shares reserved for issuance under the ESPP, and no shares have been issued.

Restricted Stock Units

During the years ended December 31, 2024, 2023, and 2022, the Company granted RSUs with service vesting conditions to employees and non-employee members of our Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of our Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the years ended December 31, 2024, 2023, and 2022:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	14	$118.26
Granted	141	67.52
Vested and settled	(11)	79.97
Forfeited	(13)	75.74
Outstanding as of December 31, 2022	131	70.92
Granted	321	11.65
Vested and settled	(33)	76.71
Forfeited	(169)	18.16
Outstanding as of December 31, 2023	250	29.77
Granted	948	5.13
Vested and settled	(149)	23.96
Forfeited	(151)	9.67
Outstanding as of December 31, 2024	898	8.11

As of December 31, 2024, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of December 31, 2024, the Company had $3.3 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.18 years. The fair value of RSUs that vested and settled during the years ended December 31, 2024, 2023, and 2022 was $3.0 million, $2.7 million, and $0.9 million, respectively.

Performance-Based Restricted Stock Units

The Company did not grant any PSUs during the years ended December 31, 2024 and 2023.

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

Offerpad Solutions Inc. | 2024 Form 10-K | 79

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The following summarizes PSU award activity during the years ended December 31, 2024, 2023, and 2022:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	141	70.81
Vested	—	—
Forfeited	(12)	70.81
Outstanding as of December 31, 2022	129	70.81
Granted	—	—
Vested	—	—
Forfeited	(10)	70.81
Outstanding as of December 31, 2023	119	70.81
Granted	—	—
Vested	—	—
Forfeited	(9)	70.81
Outstanding as of December 31, 2024	110	70.81

As of December 31, 2024, the Company had $0.5 million of unrecognized stock-based compensation expense related to unvested PSUs. This expense is expected to be recognized over a weighted average period of 0.16 years.

Other Cash or Stock-Based Awards

During the year ended December 31, 2024, the Company granted long-term incentive awards, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock (“LTI Award”). The Company also amended certain terms and conditions associated with the LTI Awards granted in 2023. Both the newly amended and granted LTI Awards will become earned during a three-year performance period based on the appreciation in the price of the Company’s Class A common stock over pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s Class A common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. To the extent that an LTI Award is earned during the performance period, half of the earned LTI Award will vest at the end of the three-year performance period, and the remaining half of the earned LTI Award will vest one year after the end of the performance period, in each case, subject to the employee’s continued service through the applicable vesting date. If the LTI Award does not become earned as of the last day of the performance period, each LTI Award automatically will be forfeited and terminated without consideration.

The Company determined the fair value of the LTI awards using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the award. The assumptions used in the Monte Carlo simulation model to determine the fair value of the LTI Awards granted or modified during the years ended December 31, 2024 and 2023, are as follows:

	2024	2023
Risk-free interest rate	4.36%	4.12%
Expected stock price volatility	95.0%	95.0%
Expected dividend yield	0.0%	0.0%
Fair value on grant date	$5.08	$7.81

The LTI Awards, to the extent vested, can be settled in cash or shares of Company Class A common stock (as determined by the Compensation Committee of the Board in its discretion). As of December 31, 2024, the Company has the intent and ability to settle the LTI Awards in shares of the Company’s Class A common stock.

As of December 31, 2024, the Company had $2.5 million of unrecognized stock-based compensation expense related to unvested LTI Awards. This expense is expected to be recognized over a weighted average period of 2.95 years.

Offerpad Solutions Inc. | 2024 Form 10-K | 80

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Stock Options

The Company did not grant any stock options during the years ended December 31, 2024 and 2023.

During the year ended December 31, 2022, the Company granted stock option awards with a service vesting condition that is generally four years. The range of assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards granted during the respective years are as follows:

2022 Range
Expected term (in years)	6.25
Risk-free interest rate	1.63% - 3.37%
Expected volatility	57.8% - 60.0%
Dividend yield	—
Fair value on grant date	$21.45 - $76.65

The following summarizes stock option activity during the years ended December 31, 2024, 2023, and 2022:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,705	$10.95	6.82	$137,170
Granted	77	22.45
Exercised	(540)	8.70
Forfeited, canceled or expired	(60)	21.90
Outstanding as of December 31, 2022	1,182	12.47	5.82	953
Granted	—	0.00
Exercised	(14)	3.72
Forfeited, canceled or expired	(90)	19.06
Outstanding as of December 31, 2023	1,078	12.04	4.26	1,686
Granted	—	—
Exercised	(11)	2.95
Forfeited, canceled or expired	(223)	15.31
Outstanding as of December 31, 2024	844	11.30	3.16	—
Exercisable as of December 31, 2024	832	11.15	3.10	—
Vested and expected to vest as of December 31, 2024	844	11.30	3.16	—

The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was less than $0.1 million, $0.1 million, $35.8 million, respectively.

The weighted-average grant date fair value per option granted during the year ended December 31, 2022 was $41.00.

As of December 31, 2024, the Company had $0.3 million of unrecognized stock-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.09 years. The fair value of stock options that vested during the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $1.8 million, and $2.1 million, respectively.

Stock-based Compensation Expense

The following details stock-based compensation expense during the respective periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2021
Sales, marketing and operating	$2,139	$1,964	$2,023
General and administrative	5,463	5,562	5,743
Technology and development	478	389	541
Stock-based compensation expense	$8,080	$7,915	$8,307

Offerpad Solutions Inc. | 2024 Form 10-K | 81

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

The following summarizes the assets and liabilities related to the VIEs as of December 31:

($ in thousands)	2024	2023
Assets
Restricted cash	$30,608	$3,867
Accounts receivable	—	6,782
Real estate inventory	214,174	276,500
Prepaid expenses and other current assets	345	1,588
Total assets	$245,127	$288,737
Liabilities
Accounts payable	$591	$1,798
Accrued and other current liabilities	1,326	2,027
Secured credit facilities and other debt, net	237,273	257,224
Total liabilities	$239,190	$261,049

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

The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net loss	$(62,159)	$(117,218)	$(148,613)
Denominator:
Weighted average common shares outstanding, basic	27,410	26,385	16,343
Dilutive effect of stock options (1)	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—
Weighted average common shares outstanding, diluted	27,410	26,385	16,343
Net loss per share, basic	$(2.27)	$(4.44)	$(9.09)
Net loss income per share, diluted	$(2.27)	$(4.44)	$(9.09)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	869	816	368
Anti-dilutive restricted stock units (1)	183	147	117
Anti-dilutive performance-based restricted stock units	116	123	136
Anti-dilutive warrants	1,452	1,452	1,452

(1) Due to the net loss during each of the years ended December 31, 2024, 2023, and 2022, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Offerpad Solutions Inc. | 2024 Form 10-K | 82

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 14. Income Taxes

The Company is subject to federal and state income taxes in the United States.

Loss income before income taxes was $(62.1) million, $(117.1) million, and $(148.3) million during the years ended December 31, 2024, 2023, and 2022, respectively.

Income tax expense consisted of the following for the respective periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current:
Federal	$—	$—	$—
State	31	163	359
Total current	31	163	359
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Income tax expense	$31	$163	$359

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Year Ended December 31,
(In thousands, except percentages)	2024		2023		2022
Benefit at federal statutory income tax rate	$(13,047)	21.0%	$(24,582)	21.0%	$(31,133)	21.0%
State income taxes	(2,743)	4.4%	(5,096)	4.4%	(7,636)	5.2%
Change in fair value of warrant liabilities	(50)	0.1%	(14)	0.0%	(4,940)	3.3%
Valuation allowance	14,881	(24.0)%	28,980	(24.8)%	48,690	(32.8)%
Return-to-provision	928	(1.4)%	340	(0.3)%	(2,277)	1.5%
Stock-based compensation	33	(0.1)%	81	0.0%	(1,091)	0.7%
Transaction costs	—	0.0%	—	0.0%	(1,874)	1.3%
Other	29	(0.1)%	454	(0.4)%	620	(0.4)%
Effective income tax rate	$31	(0.1)%	$163	(0.1)%	$359	(0.2)%

Offerpad Solutions Inc. | 2024 Form 10-K | 83

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following as of December 31:

($ in thousands)	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$93,564	$84,730
State net operating loss carryforwards	18,473	16,914
Research and development expenditures	4,839	4,118
Stock-based compensation	4,665	3,503
Operating lease liabilities	3,856	936
Transaction costs	1,464	1,578
Real estate inventory	732	225
Other	1,392	929
Gross deferred tax assets	128,985	112,933
Valuation allowance	(125,887)	(111,006)
Deferred tax assets, net of valuation allowance	3,098	1,927
Deferred tax liabilities:
Operating lease right-of-use assets	(2,182)	(847)
Property and equipment	(469)	(647)
Other	(447)	(433)
Gross deferred tax liabilities	(3,098)	(1,927)
Net deferred income taxes	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of $438.0 million to offset future taxable income, of which $26.0 million, in the aggregate, expires in 2036 and 2037 if not utilized, with the remaining $412.0 million having no expiration. The Company also has U.S. state net operating loss carryforwards of $368.0 million, of which $216.4 million, in the aggregate, expires at various dates ranging from 2032 through 2044 if not utilized, with the remaining $151.6 million having no expiration.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, the Company has determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Therefore, the Company recorded a full valuation allowance equal to the amount of the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $14.9 million, $29.0 million, and $48.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

Uncertain Tax Positions

During the years ended December 31, 2024, 2023, and 2022, the Company had no uncertain tax positions.

Income Tax Audits

The Company files in U.S. federal and various state income tax jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2017 due to the accumulated net operating losses that are carried forward.

Offerpad Solutions Inc. | 2024 Form 10-K | 84

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 15. Related-Party Transactions

LL Credit Facilities

As of December 31, 2024, we have one senior secured credit facility and two mezzanine secured credit facilities with affiliates of LL Capital Partners I, L.P., a related party. The following summarizes certain details related to these facilities as of December 31:

	2024		2023
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$18,329	$50,000	$6,289
Mezzanine secured credit facilities with a related party	$92,000	$23,532	$92,000	$23,803

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

In February 2025, we obtained a temporary waiver of a minimum liquidity covenant under the LL credit facilities in connection with discussions regarding the renewal of these facilities.

We paid interest for borrowings under the LL credit facilities of $3.9 million, $4.1 million, and $9.4 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, is the chief executive officer of First American. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $5.3 million, $7.3 million, and $18.1 million during the years ended December 31, 2024, 2023, and 2022, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

During each of the years ended December 31, 2024, 2023, and 2022, Offerpad employed two of Brian Bair’s brothers, along with Mr. Bair’s sister-in-law. The following details the total compensation paid to Mr. Bair’s brothers and Mr. Bair’s sister-in-law, which includes both base salary and annual performance-based cash incentives, during the respective periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Mr. Bair’s brother 1	$473	$680	$631
Mr. Bair’s brother 2 (1)	445	640	594
Mr. Bair’s sister-in-law	143	142	123
	$1,061	$1,462	$1,348

(1) This includes compensation paid to Mr. Casey Bair prior to his separation from service with the Company in August 2024, and severance payments in connection with his separation.

Offerpad Solutions Inc. | 2024 Form 10-K | 85

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2024, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received the following restricted stock unit awards (“RSUs”):

Mr. Bair’s brother 1	42,500
Mr. Bair’s brother 2 (1)	40,000
Mr. Bair’s sister-in-law	6,000
88,500

(1) This RSU award was forfeited by Mr. Casey Bair in connection with his separation from service in August 2024.

During the year ended December 31, 2023, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of long-term incentive awards (“LTI Award”). During the year ended December 31, 2024, the Company amended certain terms and conditions associated with such LTI Awards, including the performance period, price per share goals and sharing rates. Mr. Casey Bair forfeited his LTI Award in connection with his separation from service in August 2024.

During the year ended December 31, 2022, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of equity awards, which included RSUs, PSUs, and/or stock options, as follows:

	Number of RSUs	Number of Target PSUs	Number of Stock Options
Mr. Bair’s brother 1	5,624	8,436	—
Mr. Bair’s brother 2 (1)	5,293	7,940	—
Mr. Bair’s sister-in-law	200	—	400
	11,117	16,376	400

(1) These awards were forfeited by Mr. Casey Bair in connection with his separation from service in August 2024.

During the year ended December 31, 2022, Mr. Bair’s brothers each entered into employment agreements with the Company with customary severance and other terms provided to similarly situated executives.

Warehouse Lending Facility with FirstFunding, Inc.

During 2022, Offerpad Mortgage, LLC (“Offerpad Home Loans”), a wholly-owned subsidiary of the Company, entered into a warehouse lending facility with FirstFunding, Inc. (“FirstFunding”), a wholly-owned subsidiary of First American, which holds more than 5% of our Class A common stock. Offerpad Home Loans uses the warehouse lending facility to fund mortgage loans it originated and then sold to third-party mortgage servicers. During April 2024, the warehouse lending facility expired and was not renewed. The fees paid under the facility were immaterial during the periods in which the facility was used.

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

Note 16. Commitments and Contingencies

Homes Purchase Commitments

As of December 31, 2024, the Company was under contract to purchase 163 homes for an aggregate purchase price of $43.4 million.

Other Purchase Obligations

The Company’s other purchase obligations principally include commitments relating to insurance, information technology, administration services, and marketing. As of December 31, 2024, the Company had other purchase obligations of $4.3 million, with $3.9 million payable within 12 months.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Tempe, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 5. Leases, for further details.

Offerpad Solutions Inc. | 2024 Form 10-K | 86

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The complaint is captioned Jandreau v. Klabin, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. Offerpad disputes the allegations in the Complaint and intends to vigorously defend against them. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to the Company at present, the Company is unable to reasonably estimate a range of loss associated with this matter in excess of its accrual as of December 31, 2024.

Note 17. Segment Reporting

We operate in the U.S. residential real estate industry and our operating segments have been determined based on the method by which our Chief Executive Officer, who is our chief operating decision maker (“CODM”), evaluates performance and allocates resources. We have four operating segments, none of which have been aggregated, and one reportable segment. The following segment reporting presentation includes our Cash Offer reportable segment and Other, which includes our three remaining operating segments, along with Offerpad corporate activities:

•
Cash Offer, in which customers can access our website or mobile application to receive a competitive cash offer range for their home within minutes and quickly close without the major inconveniences associated with traditional real estate selling.
•
Other, which includes:
o
B2B Renovate business, in which we leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell;
o
Direct+ institutional buyer program, which allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers; and
o
Agent Partnership Program, in which our partner agents can request a cash offer on behalf of their clients, have the ability to list an acquired home prepared for resale, and for partner agents in the top tier of the program, have access to sellers in defined zones, along with having the potential to list other Offerpad-owned homes in their zone.

During 2024, we revised the internal management reporting deliverables provided to our CODM and determined Cash Offer, B2B Renovate business, Direct+ institutional buyer program and Agent Partnership Program are separate operating segments. Accordingly, we have changed our presentation for all periods presented to reflect our revised segment reporting.

Our CODM evaluates performance based on operating segment gross profit and uses this measure when making decisions about the allocation of operating resources to each segment, including through the annual budget and forecasting process, along with regular budget-to-actual variance analyses.

No individual customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2024, 2023, and 2022.

Offerpad Solutions Inc. | 2024 Form 10-K | 87

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The following details segment financial information for the respective periods:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Revenue:
Cash Offer	$894,730	$1,283,958	$3,923,433
Other	24,089	30,454	28,881
Total revenue	918,819	1,314,412	3,952,314
Cost of revenue:
Cash Offer (1)	830,607	1,225,073	3,750,403
Other	16,017	19,158	19,489
Total cost of revenue	846,624	1,244,231	3,769,892
Gross profit:
Cash Offer	64,123	58,885	173,030
Other	8,072	11,296	9,392
Total gross profit	72,195	70,181	182,422
Operating expenses:
Sales, marketing and operating	73,091	116,558	238,931
General and administrative	40,621	50,091	58,718
Technology and development	4,524	7,945	12,090
Total operating expenses	118,236	174,594	309,739
Loss from operations	(46,041)	(104,413)	(127,317)
Other income (expense):
Change in fair value of warrant liabilities	240	68	23,522
Interest expense	(18,684)	(18,859)	(45,991)
Other income, net	2,357	6,149	1,532
Total other expense	(16,087)	(12,642)	(20,937)
Loss before income taxes	$(62,128)	$(117,055)	$(148,254)

(1) Includes real estate inventory valuation adjustments of $4.5 million, $8.9 million, and $93.8 million during the respective periods.

Our CODM is not provided with, and does not review, segment assets when evaluating performance and allocating resources to our operating segments. Accordingly, segment asset information has not been provided.

Note 18. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the consolidated financial statements.

Offerpad Solutions Inc. | 2024 Form 10-K | 88

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm, Deloitte & Touche LLP, on the effectiveness of our internal control over financial reporting, due to our status as a “Non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
Effective March 1, 2025, the Company’s Board of Directors (the “Board”) appointed Adam Martinez, formerly Deputy General Counsel of the Company, as Chief Legal Officer of the Company. Mr. Martinez succeeds Benjamin Aronovitch, who notified the Company on February 21, 2025 of his resignation as Chief Legal Officer, effective March 1, 2025.

On February 24, 2025, Sheryl Palmer notified the Company of her resignation as a member of the Board and the Audit and Nominating and Corporate Governance Committees of the Board, effective upon the conclusion of the Company’s 2025 annual meeting of stockholders. Ms. Palmer’s resignation is due to other board commitments and overboarding considerations and not due to any disagreement with the Company relating to the Company’s operations, policies or practices.

The Board intends to add an additional independent director to the Board and Audit Committee on or before Ms. Palmer’s departure date.

(b)
During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Offerpad Solutions Inc. | 2024 Form 10-K | 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following details certain information about our board of directors as of February 25, 2025:

Name	Age	Position
Brian Bair	48	Chief Executive Officer and Chairman of the Board
Katie Curnutte	45	Director
Kenneth DeGiorgio	53	Director
Ryan O’Hara	56	Director
Sheryl Palmer	63	Director
Roberto Sella	59	Director

Brian Bair served as OfferPad Inc.’s Chief Executive Officer since its founding in July 2015 until September 2021, and as the Chief Executive Officer and Chairman of our Board since September 2021. Mr. Bair has had a strong influence in the real estate industry over the past 15 years, having pioneered several successful real estate service models that aim to give sellers and buyers more certainty and control. Prior to founding Offerpad, Mr. Bair served as the founder and president at Bair Group Real Estate from April 2008 to June 2015. Additionally, Mr. Bair co-founded Lexington Financial in March 2011, and served as its managing member from March 2011 to March 2012. He also co-founded Bridgeport Financial Services in May 2008, a company that specialized in acquiring distressed homes, and served as its managing member from May 2008 to May 2011. Mr. Bair has also consulted for national companies on how to acquire, renovate and sell homes. Mr. Bair has also previously served as an advisory member for the Freddie Mac Housing of Tomorrow Council since January 2020.

We believe that Mr. Bair is qualified to serve as Chairman of our board of directors due to his extensive experience in the real estate industry and his history as Offerpad’s founder.

Katie Curnutte has served on our board of directors since September 2021. Ms. Curnutte is a founding partner at Mother Bear, a global marketing and communications firm founded in September 2019. There, she runs communications strategy for notable companies. Before Mother Bear, Ms. Curnutte was senior vice president of communications and public affairs at Zillow from July 2008 to August 2019. Ms. Curnutte also served on the board of directors of Supernova Partners Acquisition Co II, Ltd. from March 2021 until March 2022. Ms. Curnutte graduated from the University of Illinois Urbana-Champaign with a B.S. in Journalism.

We believe Ms. Curnutte is qualified to serve on our board of directors due to her experience in communications, public affairs and scaling technology companies.

Kenneth DeGiorgio served as a member of the board of directors for OfferPad Inc. from February 2019 until September 2021, and on our board of directors since September 2021. Since February 2022, Mr. DeGiorgio has also served as chief executive officer and as a member of the board of directors of First American Financial Corporation (“FAF”), a public company engaged in title insurance and settlement services. Prior to his appointment as CEO, Mr. DeGiorgio served as FAF’s president from 2021 to 2022 and its executive vice president, overseeing FAF’s international division, trust company and various corporate functions from 2010 to 2021.

We believe Mr. DeGiorgio is qualified to serve on our board of directors due to his extensive real estate and business experience and knowledge of Offerpad’s business and operations.

Ryan O’Hara has served on our board of directors since September 2021. Mr. O’Hara served as Chief Executive Officer of Home Buyers Warranty Group, a leading home warranty company, from July 2022 through its December 2024 sale to Frontdoor. He also served as an advisor to Apollo Global Management, a global alternative investment management firm, in the technology and media sectors since January 2020. From June 2019 to December 2019, Mr. O’Hara served as the chief executive officer of Shutterfly, Inc., a public image sharing company, where he also served as a member of the board of directors from June 2019 to October 2019. Prior to Shutterfly, from January 2015 to June 2019, Mr. O’Hara served as the chief executive officer of Move Inc., a real estate listing company, which operates real estate websites including Realtor.com. Mr. O’Hara currently serves on the board of directors of Thryv Holdings, Inc., a public company specializing in small business management software, and Likewize, a leading privately held global provider of technology protection and support. Mr. O’Hara previously served as a member on the board of directors of REA Group Limited from June 2017 to April 2019 and TKB Critical Technologies 1, a special purpose acquisition company from December 2021 to August 2023. Mr. O’Hara also served on the advisory council for the Stanford University Center on Longevity from August 2020 to January 2024. Mr. O’Hara holds a B.A. in Economics from Stanford University, an M.B.A. from Harvard Business School and the Director Certificate from Harvard Business School.

Offerpad Solutions Inc. | 2024 Form 10-K | 90

We believe Mr. O’Hara is qualified to serve on our board of directors because of his significant knowledge of the technology sector and his experience serving on the board of directors of both public and private companies.

Sheryl Palmer has served on our board of directors since September 2021. Ms. Palmer has served as the president, chief executive officer and a member of the board of directors of Taylor Morrison Home Corporation (“Taylor Morrison”), a public national homebuilder and developer, since August 2007. She has also served as Taylor Morrison’s chairman of the board of directors since May 2017. Ms. Palmer brings over 30 years of cross-functional building experience to her position, including leadership in land acquisition, sales and marketing, development and operations management. Ms. Palmer also serves on the board of directors of Carlisle Companies Incorporated, a leading publicly traded supplier of innovative envelope products and solutions for more energy efficient buildings. Ms. Palmer previously served as a member of the board of directors and the audit and compensation committees of Interface, Inc., a leading publicly traded global manufacturer of modular carpet from October 2015 to March 2022, and as a member of the board of directors and executive committee of HomeAid America, a national non-profit that works with the local building industry to build and renovate multi-unit shelters for homeless families. She currently serves as chairman of the board of directors for Building Talent Foundation, and as a member of the executive committee of the Joint Center for Housing Studies at Harvard University.

We believe Ms. Palmer’s over 30 years of real estate industry experience and her role as a seasoned public company director make her a valuable member of our board of directors.

Roberto Sella served as a member of the board of directors of OfferPad Inc. from February 2019 until September 2021, and on our board of directors since September 2021. Mr. Sella is the founder of LL Funds, an alternative asset manager and private equity fund, and has served as LL Funds’ managing partner since inception in March 2009. Mr. Sella currently serves on the board of directors of several private companies. Mr. Sella received his B.A. in Economics and Mathematics from the University of Wisconsin and M.B.A. from The Wharton School, University of Pennsylvania.

We believe Mr. Sella is qualified to serve on our board of directors because of his extensive investment experience, financial expertise and knowledge of Offerpad’s business and operations.

Information about our Executive Officers

The following details certain information about our executive officers as of February 25, 2025:

Name	Age	Position
Brian Bair	48	Chief Executive Officer and Chairman of the Board
Benjamin Aronovitch	46	Chief Legal Officer
Peter Knag	51	Chief Financial Officer

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

Peter Knag has served as Offerpad’s Chief Financial officer since June 2024. Prior to joining Offerpad, Mr. Knag served as a consultant to RNN Media Group, an entrepreneur-owned portfolio of independent broadcast assets and production/distribution capabilities, from January 2023 to May 2024, prior to which he served as Chief Financial Officer & Chief Strategy Officer of RNN Media Group from November 2022 to January 2023. Prior to joining RNN Media Group, Mr. Knag served as the Executive Vice President of Finance at WarnerMedia, a multinational media and entertainment company owned by AT&T, from April 2020 to August 2022, prior to which he served as Executive Vice President & Chief Financial Officer for Turner Broadcasting System, Inc., a television and media company and subsidiary of WarnerMedia and AT&T, from June 2018 until April 2020. Prior to these roles, Mr. Knag had served in various corporate roles for AT&T Inc. since 1999, including most recently as Vice President of Merger Planning from 2016 to 2018 and Managing Director of Corporate Development from 2012 to 2016. Since September 2022, Mr. Knag has served as a board member of TAP Advisors, a boutique advisory and investment banking firm. Mr. Knag holds a Bachelor’s degree and a Master of Business Administration from Southern Methodist University.

Offerpad Solutions Inc. | 2024 Form 10-K | 91

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

The remaining information required by this item will be included in the 2025 Proxy Statement, which will be filed no later than 120 days after the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Offerpad Solutions Inc. | 2024 Form 10-K | 92

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

(a)(3) The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Offerpad Solutions Inc. | 2024 Form 10-K | 93

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of March 17, 2021, by and among the Registrant, Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc.	10-Q	001-39641	2.1	11/10/21
3.1	Forth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
4.1	Warrant Agreement, dated as of October 20, 2020, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-255079	4.1	8/9/21
4.2	Specimen Class A Common Stock Certificate of Offerpad Solutions Inc.	10-K	001-39641	4.2	2/27/24
4.3	Specimen Warrant Certificate	S-4	333-255079	4.4	8/9/21
4.4	Form of Pre-Funded Warrant	8-K	001-39641	4.1	2/1/23
4.5	Description of Capital Stock	10-K	001-39641	4.5	2/27/24
4.6	Pre-Funded Warrants Subscription Agreement, dated January 31, 2023, by and among Offerpad Solutions Inc. and the purchasers named therein	8-K	001-39641	10.1	2/1/23
10.1#	Form of Indemnification and Advancement Agreement	S-4/A	333-255079	10.24	6/24/21
10.2	Amended and Restated Registration Rights Agreement, dated September 1, 2021	8-K/A	001-39641	10.7	9/7/21
10.3#	Offerpad Solutions 2021 Incentive Award Plan	8-K/A	001-39641	10.10	9/7/21
10.4#	Offerpad Solutions 2021 Employee Stock Purchase Plan	8-K/A	001-39641	10.11	9/7/21
10.5#	Amended and Restated OfferPad, Inc. 2016 Stock Option and Grant Plan	10-K	001-39641	10.5	3/7/22
10.6#	Form of Incentive Stock Option Agreement under the OfferPad, Inc. 2016 Stock Option and Grant Plan	S-4	333-255079	10.23(a)	4/7/21
10.7#	Offerpad Solutions Inc. Non-Employee Director Compensation Program	10-Q	001-39641	10.5	8/2/23
10.8#	Offerpad Solutions Inc. Director Deferred Compensation Plan	10-K	001-39641	10.8	3/7/22
10.9#	Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.2	3/4/22
10.10#	Performance-Based Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.3	3/4/22
10.11#	Form of Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.4	3/4/22
10.12#	Form of Performance-Based Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.5	3/4/22
10.13#	Form of Director Deferred Cash Fee Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.6	5/4/22
10.14#	Form of Director Deferred Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.7	5/4/22
10.15#	Form of Option Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.8	5/4/22
10.16#	Form of 2023 Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.2	7/6/23
10.17#	Form of Amended and Restated Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.1	6/20/24
10.18#	Employment Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.1	3/4/22
10.19#	Amended and Restated Employment Agreement, dated as of June 6, 2022, by and between Offerpad Solutions Inc. and Michael Burnett	8-K	001-39641	10.2	6/7/22
10.20#	Amended and Restated Employment Agreement, dated as of June 6, 2022, by and between Offerpad Solutions Inc. and Benjamin Aronovitch	8-K	001-39641	10.3	6/7/22
10.21#	Bonus Letter Agreement, dated July 3, 2023, by and between Benjamin Aronovitch and Offerpad Solutions Inc.	8-K	001-39641	10.3	7/6/23
10.22#	Bonus Letter Agreement, dated December 18, 2023, by and between James Grout and Offerpad Solutions Inc.	10-K	001-39641	10.22	2/27/24
10.23#	Employment Agreement, effective as of June 5, 2024, by and between Peter Knag and Offerpad Solutions Inc.	8-K	001-39641	10.1	5/23/24
10.24+	Eighth Amended and Restated Loan and Security Agreement, dated as of November 6, 2023, by and among Offerpad (SVPBORROWER1), LLC, LL Private Lending Fund, L.P., LL Private Lending Fund II, L.P., and LL Funds, LLC.	8-K	001-39641	10.1	11/9/23

Offerpad Solutions Inc. | 2024 Form 10-K | 94

10.25+	Third Amended and Restated Mezzanine Loan and Security Agreement, dated as of November 6, 2023, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.2	11/9/23
10.26+	Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/7/22
10.27+	Amendment No. 1 dated December 8, 2022 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	10-K	001-39641	10.23	2/28/23
10.28+	Amendment No. 2 dated March 30, 2023 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	10-Q	001-39641	10.3	5/3/23
10.29+	Amendment Number Three, dated June 16, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/20/23
10.30	Amendment Number Four, dated November 28, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A	10-Q	001.39641	10.3	8/5/24
10.31	Amendment Number Five, dated June 28, 2024, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	7/2/24
10.32+	Loan and Security Agreement, dated as of October 16, 2023, among Offerpad SPE Borrower A, LLC, as a borrower and borrower representative, JPMorgan Chase Bank, N.A., as initial lender and administrative agent, Computershare Trust Company, N.A., as paying agent and calculation agent, and the lenders party thereto.	8-K	001-39641	10.1	10/17/23
10.33+	First Amendment to Loan and Security Agreement, dated as of December 4, 2024, among Offerpad SPE Borrower A, LLC, as a borrower and borrower representative, SPE Lender A Trust, as Class 1 Type Lender and as Class 2 Type Lender, JPMorgan Chase Bank, N.A., as Class A Certificateholder and as administrative agent, AG Mortgage Value Partners Onshore Master Funk, LP., AG Asset Based Credit Master Fund (B), L.P. and AG Center Street Partnership, L.P, each as a Class B Certificateholder, and Computershare Trust Company, N.A., as paying agent and calculation agent.	8-K	001-39641	10.1	12/6/24
19.1*	Offerpad Solutions Inc. Insider Trading Compliance Policy
21.1	List of Subsidiaries	10-K	001-39641	21.1	2/28/23
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1#	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39641	97.1	2/27/24
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

None.

Offerpad Solutions Inc. | 2024 Form 10-K | 95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: February 25, 2025	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 25, 2025	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Bair	Chief Executive Officer and	February 25, 2025
Brian Bair	Chairman of the Board (Principal Executive Officer)

/s/ Peter Knag	Chief Financial Officer	February 25, 2025
Peter Knag	(Principal Financial Officer and Principal Accounting Officer)

/s/ Katie Curnutte	Director	February 25, 2025
Katie Curnutte

/s/ Kenneth DeGiorgio	Director	February 25, 2025
Kenneth DeGiorgio

/s/ Ryan O’Hara	Director	February 25, 2025
Ryan O’Hara

/s/ Sheryl Palmer	Director	February 25, 2025
Sheryl Palmer

/s/ Roberto Sella	Director	February 25, 2025
Roberto Sella

Offerpad Solutions Inc. | 2024 Form 10-K | 96