Form 10-Q
period 2025-03-31
Offerpad Solutions Inc.
filed 2025-05-05
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 28, 2025, there were 27,543,087 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition pace, financing plans, our prospects, potential growth or expansion evaluations, strategies, including product and service offerings, compliance with applicable laws, regulations and New York Stock Exchange continued listing rules, macroeconomic trends, potential tariffs or retaliations against such tariffs, geopolitical concerns, and the markets in which Offerpad operates.

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
•
our ability to grow effectively;
•
our ability to accurately value and manage real estate inventory, to maintain an adequate and desirable supply of real estate inventory, and to manage renovations;
•
our ability to successfully launch new product and service offerings, and to manage, develop and refine our technology platform;
•
our ability to maintain and enhance our products and brand, and to attract customers;
•
our ability to achieve and maintain profitability in the future;
•
the success of strategic relationships with third parties; and
•
our ability to regain compliance with New York Stock Exchange (“NYSE”) Rule 802.01B, or failure to comply with other NYSE continued listing rules.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		March 31,	December 31,
(in thousands, except par value per share) (Unaudited)		2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$30,826	$43,018
Restricted cash		4,857	30,608
Accounts receivable		6,294	3,848
Real estate inventory		210,847	214,174
Prepaid expenses and other current assets		2,656	2,564
Total current assets		255,480	294,212
Property and equipment, net		9,840	9,127
Other non-current assets		9,158	9,714
TOTAL ASSETS	(1)	$274,478	$313,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$2,151	$1,922
Accrued and other current liabilities		12,712	11,804
Secured credit facilities and other debt, net		155,285	195,378
Secured credit facilities and other debt - related party		55,682	41,861
Total current liabilities		225,830	250,965
Warrant liabilities		488	231
Other long-term liabilities		13,942	14,204
Total liabilities	(2)	240,260	265,400
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,543 and 27,379 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively		3	3
Additional paid in capital		509,318	507,696
Accumulated deficit		(475,103)	(460,046)
Total stockholders’ equity		34,218	47,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$274,478	$313,053

________________

(1)
Our consolidated assets as of March 31, 2025 and December 31, 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $4,857 and $30,608; Accounts receivable, $891 and $0; Real estate inventory, $210,847 and $214,174; Prepaid expenses and other current assets, $405 and $345; Total assets of $217,000 and $245,127, respectively.
(2)
Our consolidated liabilities as of March 31, 2025 and December 31, 2024 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $806 and $591; Accrued and other current liabilities, $1,519 and $1,326; Secured credit facilities and other debt, net, $210,967 and $237,273; Total liabilities, $213,292 and $239,190, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(in thousands, except per share data) (Unaudited)	2025	2024
Revenue	$160,698	$285,358
Cost of revenue	150,191	262,763
Gross profit	10,507	22,595
Operating expenses:
Sales, marketing and operating	13,828	22,452
General and administrative	7,196	11,955
Technology and development	1,020	1,773
Total operating expenses	22,044	36,180
Loss from operations	(11,537)	(13,585)
Other income (expense):
Change in fair value of warrant liabilities	(257)	344
Interest expense	(3,522)	(4,905)
Other income, net	296	754
Total other expense	(3,483)	(3,807)
Loss before income taxes	(15,020)	(17,392)
Income tax expense	(37)	(123)
Net loss	$(15,057)	$(17,515)
Net loss per share, basic	$(0.55)	$(0.64)
Net loss per share, diluted	$(0.55)	$(0.64)
Weighted average common shares outstanding, basic	27,564	27,339
Weighted average common shares outstanding, diluted	27,564	27,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	27,379	$3	$507,696	$(460,046)	$47,653
Issuance of common stock upon vesting of restricted stock units	164	—	(160)	—	(160)
Stock-based compensation expense	—	—	1,782	—	1,782
Net loss	—	—	—	(15,057)	(15,057)
Balance at March 31, 2025	27,543	$3	$509,318	$(475,103)	$34,218

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,233	$3	$499,660	$(397,887)	$101,776
Issuance of common stock upon exercise of stock options	5	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	62	—	(43)	—	(43)
Stock-based compensation expense	—	—	3,867	—	3,867
Net loss	—	—	—	(17,515)	(17,515)
Balance at March 31, 2024	27,300	$3	$503,500	$(415,402)	$88,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
($ in thousands) (Unaudited)	2025	2024
Cash flows from operating activities:
Net loss	$(15,057)	$(17,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	206	166
Amortization of debt financing costs	341	818
Real estate inventory valuation adjustment	1,743	624
Stock-based compensation	1,782	3,867
Change in fair value of warrant liabilities	257	(344)
Loss (gain) on disposal of property and equipment	75	(5)
Changes in operating assets and liabilities:
Accounts receivable	(2,446)	5,588
Real estate inventory	1,584	9,769
Prepaid expenses and other assets	465	670
Accounts payable	229	(568)
Accrued and other liabilities	645	(684)
Net cash (used in) provided by operating activities	(10,176)	2,386
Cash flows from investing activities:
Purchases of property and equipment	(994)	(353)
Proceeds from sale of property and equipment	—	30
Net cash used in investing activities	(994)	(323)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	162,795	242,142
Repayments of credit facilities and other debt	(189,408)	(245,579)
Proceeds from exercise of stock options	—	16
Payments for taxes related to stock-based awards	(160)	(43)
Net cash used in financing activities	(26,773)	(3,464)
Net change in cash, cash equivalents and restricted cash	(37,943)	(1,401)
Cash, cash equivalents and restricted cash, beginning of period	73,626	79,934
Cash, cash equivalents and restricted cash, end of period	$35,683	$78,533
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$30,826	$68,550
Restricted cash	4,857	9,983
Total cash, cash equivalents and restricted cash	$35,683	$78,533
Supplemental disclosure of cash flow information:
Cash payments for interest	$4,593	$6,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 7

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

The Company is headquartered in Tempe, Arizona and operates in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of March 31, 2025.

Basis of Presentation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to GAAP and SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on February 25, 2025.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 8

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

The Company recorded real estate inventory valuation adjustments of $1.7 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Recent Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued a new standard which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures about income taxes paid. The new standard is effective for annual periods beginning after December 15, 2024. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, using either a prospective or retrospective approach. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

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

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2025	2024
Homes preparing for and under renovation	$49,455	$38,479
Homes listed for sale	111,857	135,937
Homes under contract to sell	49,535	39,758
Real estate inventory	$210,847	$214,174

Note 3. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2025	2024
Leasehold improvements	$6,002	$1,055
Rooftop solar panel systems	4,958	4,958
Office equipment and furniture	1,229	687
Software systems	386	386
Computers and equipment	242	242
Construction in progress	120	5,440
Property and equipment, gross	12,937	12,768
Less: accumulated depreciation	(3,097)	(3,641)
Property and equipment, net	$9,840	$9,127

Depreciation expense was $0.2 million during each of the three months ended March 31, 2025 and 2024.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 9

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Leases

The Company’s operating lease arrangements consist of its corporate headquarters in Tempe, Arizona, and field office facilities in most of the metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, operating lease costs were $0.7 million and $0.9 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.1 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. The Company utilized $0.8 million of tenant incentive allowances during the three months ended March 31, 2025. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during three months ended March 31, 2025. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million during the three months ended March 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 9.8 years and 9.7 years, respectively, and the weighted-average discount rate was 7.4% during each period.

The Company’s operating lease liability maturities as of March 31, 2025 are as follows:

($ in thousands)
Remainder of 2025	$1,882
2026	2,089
2027	1,949
2028	1,922
2029	1,974
2030	2,029
Thereafter	9,834
Total future lease payments	21,679
Less: Imputed interest	(6,375)
Total lease liabilities	$15,304

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		March 31,	December 31,
($ in thousands)	Financial Statement Line Items	2025	2024
Right-of-use assets	Other non-current assets	$8,112	$8,580
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,362	963
Non-current liabilities	Other long-term liabilities	13,942	14,204
Total lease liabilities		$15,304	$15,167

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2025	2024
Home renovation	$4,418	$3,684
Payroll and other employee related expenses	1,500	1,895
Interest	1,497	1,293
Operating lease liabilities	1,362	963
Marketing	764	757
Legal and professional obligations	681	344
Other	2,490	2,868
Accrued and other current liabilities	$12,712	$11,804

The Company incurred advertising expenses of $2.3 million and $4.4 million during the three months ended March 31, 2025 and 2024, respectively.

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of March 31, 2025 and December 31, 2024.

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2025	2024
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$137,723	$166,914
Senior secured credit facility with a related party	27,277	18,329
Senior secured debt - other	17,897	21,433
Mezzanine secured credit facilities with financial institutions	—	7,707
Mezzanine secured credit facilities with a related party	28,405	23,532
Debt issuance costs	(335)	(676)
Total credit facilities and other debt, net	210,967	237,239
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	155,285	195,378
Total credit facilities and other debt - related party	55,682	41,861
Total credit facilities and other debt, net	$210,967	$237,239

The Company utilizes financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s credit facilities and other debt are classified as current liabilities on the accompanying condensed consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within 12 months.

As of March 31, 2025, the Company had a total borrowing capacity of $1,007.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $233.0 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

Under the Company’s senior secured credit facilities and mezzanine secured credit facilities, amounts can be borrowed, repaid and borrowed again during the revolving period. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the tables below. Outstanding amounts drawn under each senior secured credit facility and

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 11

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$128,193	7.12%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2025	April 2025
Related party	30,000	20,000	50,000	27,277	9.32%	March 2025	September 2025
Senior financial institution 4	—	30,000	30,000	9,530	10.16%	August 2025	February 2026
Senior secured credit facilities	$180,000	$650,000	$830,000	$165,000

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$150,000	$250,000	$400,000	$110,109	7.93%
Senior financial institution 2	—	200,000	200,000	—	8.01%
Senior financial institution 3	100,000	50,000	150,000	30,941	8.38%
Related party	30,000	20,000	50,000	18,329	10.09%
Senior financial institution 4	—	30,000	30,000	25,864	9.76%
Senior secured credit facilities	$280,000	$550,000	$830,000	$185,243

As of March 31, 2025, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2025, the Company amended its credit facility with senior financial institution 3, which among other things, extends the revolving period for the facility to January 2026 and the final maturity date to April 2026.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$21,680	13.00%	June 2025	December 2025
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	6,725	13.00%	March 2025	September 2025
Mezzanine secured credit facilities	$53,000	$124,000	$177,000	$28,405

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$18,372	13.67%
Mezzanine financial institution 1	—	45,000	45,000	—	13.86%
Mezzanine financial institution 2	26,667	13,333	40,000	7,707	12.39%
Related party facility 2	8,000	14,000	22,000	5,160	13.59%
Mezzanine secured credit facilities	$79,667	$97,333	$177,000	$31,239

As of March 31, 2025, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2025, the Company amended its credit facility with mezzanine financial institution 2, which among other things, extends the revolving period for the facility to January 2026 and the final maturity date to April 2026.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2025, the Company was in compliance with all covenants and no event of default had occurred. During 2025, including during the second quarter of 2025, the Company has obtained temporary waivers of a minimum liquidity covenant under the related party facilities described above in connection with discussions regarding the renewal of these facilities.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of March 31, 2025 and December 31, 2024, the weighted-average interest rate under the Company’s other senior secured debt was 9.02% and 9.24%, respectively.

Note 7. Warrant Liabilities

As of March 31, 2025, the Company had 16.1 million public warrants outstanding and 5.7 million private placement warrants outstanding, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

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

Note 8. Fair Value Measurements

The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain prepaid and other current assets and accrued expenses approximate carrying values because of their short-term nature. The Company’s credit facilities are carried at amortized cost and the carrying value approximates fair value because of their short-term nature.

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of March 31, 2025	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$318	$—	$—
Private placement warrant liabilities	$—	$—	$170

As of December 31, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$128	$—	$—
Private placement warrant liabilities	$—	$—	$103

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $0.2 million and $(0.3) million during the three months ended March 31, 2025 and 2024, respectively. These changes are recorded in Change in fair value of warrant liabilities in our condensed consolidated statements of operations.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Beginning balance	$103	$166
Change in fair value of private placement warrants included in net loss	67	(91)
Ending balance	$170	$75

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.

Note 9. Stockholders’ Equity

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

As of March 31, 2025, we had 27,543,087 shares of Class A common stock issued and outstanding.

We also have outstanding warrants to purchase shares of our Class A common stock. Refer to Note 7. Warrant Liabilities for further details.

Preferred Stock

As of March 31, 2025, there were no shares of preferred stock issued and outstanding.

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

Note 10. Stock-Based Awards

2021 Equity Incentive Plans

Incentive Award Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031. Pursuant to the annual increase, the overall share limit was automatically increased on January 1, 2025, following which there were 2,619,035 shares reserved for issuance under the 2021 Plan as of March 31, 2025.

As of March 31, 2025, the Company has granted stock options, restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and other stock or cash-based awards under the 2021 Plan.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employee Stock Purchase Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031. As of March 31, 2025, there were 283,876 shares reserved for issuance under the ESPP, and no shares have been issued.

Restricted Stock Units

The following summarizes RSU award activity during the three months ended March 31, 2025:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	898	$8.11
Granted	278	2.24
Vested and settled	(241)	6.20
Forfeited	(67)	5.71
Outstanding as of March 31, 2025	868	6.95

As of March 31, 2025, 0.2 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of March 31, 2025, the Company had $2.5 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.99 years. The fair value of RSUs that vested and settled during the three months ended March 31, 2025 and 2024 was $1.5 million and $1.7 million, respectively.

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the three months ended March 31, 2025.

As of March 31, 2025, the Company had $2.2 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 2.70 years.

Stock Options

The following summarizes stock option activity during the three months ended March 31, 2025:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	844	$11.30	3.16	$—
Granted	—	—
Exercised	—	—
Forfeited, canceled or expired	(62)	18.58
Outstanding as of March 31, 2025	782	10.72	2.67	—
Exercisable as of March 31, 2025	776	10.64	2.63	—
Vested and expected to vest as of March 31, 2025	782	10.72	2.67	—

No stock options were exercised during three months ended March 31, 2025. The total intrinsic value of stock options exercised during the three months ended March 31, 2024 was less than $0.1 million.

As of March 31, 2025, the Company had unrecognized stock-based compensation expense related to unvested stock options of $0.2 million. This expense is expected to be recognized over a weighted average period of 0.97 years. The fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-Based Restricted Stock Units

The following summarizes PSU award activity during the three months ended March 31, 2025:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	110	$70.81
Granted	—	—
Vested	—	—
Forfeited	(110)	70.81
Outstanding as of March 31, 2025	—	—

The PSU performance period ended during the first quarter of 2025, with none of the pre-determined price per share goals being achieved. Accordingly, the PSUs were automatically forfeited and terminated without consideration.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Sales, marketing and operating	$479	$1,176
General and administrative	1,145	2,400
Technology and development	158	291
Stock-based compensation expense	$1,782	$3,867

Note 11. Variable Interest Entities

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2025	2024
Assets
Restricted cash	$4,857	$30,608
Accounts receivable	891	—
Real estate inventory	210,847	214,174
Prepaid expenses and other current assets	405	345
Total assets	$217,000	$245,127
Liabilities
Accounts payable	$806	$591
Accrued and other current liabilities	1,519	1,326
Secured credit facilities and other debt, net	210,967	237,273
Total liabilities	$213,292	$239,190

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Earnings Per Share

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net loss	$(15,057)	$(17,515)
Denominator:
Weighted average common shares outstanding, basic	27,564	27,339
Dilutive effect of stock options (1)	—	—
Dilutive effect of restricted stock units (1)	—	—
Weighted average common shares outstanding, diluted	27,564	27,339
Net loss per share, basic	$(0.55)	$(0.64)
Net loss per share, diluted	$(0.55)	$(0.64)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	816	973
Anti-dilutive restricted stock units (1)	742	130
Anti-dilutive performance-based restricted stock units	72	119
Anti-dilutive warrants	1,452	1,452

(1) Due to the net loss during each of the three months ended March 31, 2025 and 2024, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Note 13. Income Taxes

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

The Company recorded income tax expense of less than $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, and the Company’s effective tax rate was an expense of 0.2% and 0.7% for the respective periods. The Company’s effective tax rate during the three months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes. The valuation allowance recorded against our net deferred tax assets was $125.9 million as of March 31, 2025.

As of March 31, 2025, we continue to have a full valuation allowance recorded against our net deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Related-Party Transactions

LL Credit Facilities

As of March 31, 2025, we have one senior secured credit facility and two mezzanine secured credit facilities with affiliates of LL Capital Partners I, L.P., a related party. The following summarizes certain details related to these facilities:

	As of March 31, 2025		As of December 31, 2024
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$27,277	$50,000	$18,329
Mezzanine secured credit facilities with a related party	$92,000	$28,405	$92,000	$23,532

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital Partners I, L.P., which holds more than 5% of our Class A common stock. Additionally, Roberto Sella, who is a member of our Board and holds more than 5% of our Class A common stock, is the managing partner of LL Funds. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds up to a maximum principal amount of $50.0 million and $22.0 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion. Refer to Note 6. Credit Facilities and Other Debt, for further details about the facilities under the LL Funds Loan Agreement.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $70.0 million. Refer to Note 6. Credit Facilities and Other Debt, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

During 2025, including during the second quarter of 2025, the Company has obtained temporary waivers of a minimum liquidity covenant under the related party facilities described above in connection with discussions regarding the renewal of these facilities.

We paid interest for borrowings under the LL credit facilities of $1.2 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, was the chief executive officer of First American through early April 2025. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $0.9 million and $1.7 million during the three months ended March 31, 2025 and 2024, respectively, for its services, inclusive of the fees for property data services.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation of Immediate Family Members of Brian Bair

Offerpad has historically employed Brian Bair’s brothers, Mr. Vaughn Bair and Mr. Casey Bair, and Mr. Brian Bair’s sister-in-law, Ms. Katie Bullard. The following details the total compensation paid to the immediate family members of Brian Bair during each of the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Mr. Vaughn Bair (1)	$209	$163
Mr. Casey Bair (2)	108	153
Ms. Katie Bullard (1)	50	36
	$367	$352

(1) Compensation for Mr. Vaughn Bair and Ms. Katie Bullard includes both base salary and annual performance-based cash incentives during each of the respective periods.

(2) Compensation for Mr. Casey Bair during the three months ended March 31, 2025, includes severance payments in connection with his separation from service with the Company in August 2024. Compensation during the three months ended March 31, 2024, includes both base salary and annual performance-based cash incentives.

During the three months ended March 31, 2025, the Company granted 20,433 RSUs to Mr. Vaughn Bair and no equity awards were granted to Ms. Katie Bullard. During the three months ended March 31, 2024, the Company did not grant any equity awards to immediate family members of Brian Bair.

Note 15. Commitments and Contingencies

Homes Purchase Commitments

As of March 31, 2025, the Company was under contract to purchase 245 homes for an aggregate purchase price of $71.1 million.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Tempe, Arizona and field office facilities in most of the metropolitan markets in which the Company operates in the United States. Refer to Note 4. Leases, for further details.

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. In

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to the Company at present, the Company is unable to reasonably estimate a range of loss associated with its indemnification obligations in connection with this matter in excess of its accrual as of March 31, 2025.

Note 16. Segment Reporting

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
o
Direct+ institutional buyer program, which allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers; and
o
Agent Partnership Program, in which our partner agents and brokerages can request a cash offer on behalf of their clients, have the ability to list an acquired home prepared for resale, and can gain access to sellers in defined zones, and markets.

During 2024, we revised the internal management reporting deliverables provided to our CODM and determined Cash Offer, B2B Renovate business, Direct+ institutional buyer program and Agent Partnership Program are separate operating segments. Accordingly, we have changed our presentation of the three months ended March 31, 2024 to reflect our revised segment reporting.

Our CODM evaluates performance based on operating segment gross profit and uses this measure when making decisions about the allocation of operating resources to each segment, including through the annual budget and forecasting process, along with regular budget-to-actual variance analyses.

No individual customer accounted for more than 10% of our consolidated revenue during the three months ended March 31, 2025 and 2024.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following details segment financial information for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue:
Cash Offer	$153,833	$277,845
Other	6,865	7,513
Total revenue	160,698	285,358
Cost of revenue:
Cash Offer (1)	145,735	257,650
Other	4,456	5,113
Total cost of revenue	150,191	262,763
Gross profit:
Cash Offer	8,098	20,195
Other	2,409	2,400
Total gross profit	10,507	22,595
Operating expenses:
Sales, marketing and operating	13,828	22,452
General and administrative	7,196	11,955
Technology and development	1,020	1,773
Total operating expenses	22,044	36,180
Loss from operations	(11,537)	(13,585)
Other income (expense):
Change in fair value of warrant liabilities	(257)	344
Interest expense	(3,522)	(4,905)
Other income, net	296	754
Total other expense	(3,483)	(3,807)
Loss before income taxes	$(15,020)	$(17,392)

(1) Includes real estate inventory valuation adjustments of $1.7 million and $0.6 million during the respective periods.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025.

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

Overview

Our Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to B2B renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step, and have transacted on homes representing approximately $11.8 billion of aggregate revenue through March 31, 2025.

We are headquartered in Tempe, Arizona and operated in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of March 31, 2025.

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

The uncertain economic outlook and uneven residential real estate market conditions that challenged our operating results during 2024 continued into the first quarter of 2025, with the average thirty-year fixed mortgage rate generally remaining between the mid-6% range and 7%. The sustained elevated and volatile mortgage interest rate environment continues to negatively impact housing affordability and create uncertainty for home buyers, which has hindered consumer demand for residential real estate for an extended period of time. This uncertainty has been further amplified by macroeconomic and geopolitical concerns, which have been heightened by the trade-related tensions resulting from the recent tariff announcements made by the U.S. and other governments. The cumulative impact of these conditions, including without limitation future or additional tariffs or retaliatory tariffs, continues to cause uncertainty in the market and challenge consumer confidence, resulting in lower than normal real estate transaction volumes, and may impact the costs of materials and supplies used in our home renovations, which could in turn impact our margins.

These uncertain market conditions, combined with the impact of our intentional reduction in home acquisition pace during the second half of 2024 as part of our effort to balance our real estate inventory levels to optimize our return, are reflected in our operating results for the first quarter of 2025. We sold 460 homes during the first quarter of 2025, generating $160.7 million of revenue and $10.5 million of gross profit. Although our transaction volumes were lower during the first quarter of 2025 compared to recent periods, we achieved quarter-over-quarter improvement in our gross profit margin, along with both quarter-over-quarter and year-over-year improvement in our net loss, as we have continued to focus on cost reduction and operational efficiencies throughout the business.

Given the current market conditions, we remain focused on proactively optimizing our capital allocation across our highest performing and most efficient markets and using pricing adjustments and other incentives in an effort to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Further, there continues to be an increased level of uncertainty regarding the near-term macroeconomic conditions, including the direction of mortgage interest rates, which have continued to stay around 7% during the early stages of the second quarter of 2025, and the impact of the global trade conditions. Although it remains difficult to predict the near-term direction of consumer demand for residential real estate due to the many different factors that impact such demand, we anticipate that the sustained elevated and

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 23

volatile mortgage interest rate environment, economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the second quarter of 2025. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future.

New York Stock Exchange Listing Notice

On April 10, 2025, we received written notice (the “NYSE Notification”) from the NYSE that we are not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. The NYSE Notification has no immediate impact on the listing of our Class A common stock.

On April 18, 2025, we notified the NYSE that we intend to submit a plan to cure the deficiency and to return to compliance with the NYSE continued listing standards. As required by NYSE, within 45 days of our receipt of the NYSE Notification, we plan to submit a business plan advising the NYSE of the definitive action(s) we are taking or plan to take that would bring us into compliance with NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”). Pursuant to applicable NYSE rules, the NYSE will review the plan and, within 45 days of its receipt, determine whether we have made a reasonable demonstration of an ability to conform to the relevant standards in the Cure Period.

If the NYSE accepts the plan, our Class A common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to our compliance with the other continued listing standards of the NYSE and continued periodic review by the NYSE of our progress with respect to its plan. If the plan is not submitted on a timely basis or is not accepted by the NYSE, the NYSE could initiate delisting proceedings.

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below.

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $1.9 trillion in value of homes transacted in 2024 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (NAR). In 2024, we estimate that we captured roughly 0.4% market share of real estate transactions across our 26 active markets as of December 31, 2024. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Expansion into New Markets

Since our launch in 2015, we have expanded into 26 markets as of December 31, 2024, which covered roughly 23% of the 4.8 million homes sold in the United States in 2024. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during 2024, followed by one additional market during the first quarter of 2025.

Although we recently expanded into three new markets, we have decelerated our market expansion plans in recent years given the uncertain economic outlook and uneven residential real estate market conditions, which has included uncertainty regarding the near-term macroeconomic conditions, including the direction of mortgage interest rates and the impact of global trade conditions. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

B2B Renovate Business Services

Our B2B Renovate business services represent an important component of our asset-light platform offerings. Through this offering, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing renovation services, we receive a renovation project fee, and are also typically compensated

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 24

with a service fee that is based on a percentage of the overall renovation project fee. As we continue to develop our B2B Renovate business services offering, we believe these services could be a more significant component of our business over time.

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

Additionally, under our enhanced agent partnership program, our partner agents and brokerages can request a cash offer on behalf of their clients, have the ability to list an acquired home prepared for resale, and can gain access to sellers in defined zones, and markets. Further, partner agents in the top tier of the program have access to sellers in defined zones and have the potential to list other Offerpad-owned homes in their zone.

We also have an integration with Realtor.com, allowing customers to request a cash offer from Offerpad directly through the Realtor.com website. We anticipate this integration will further expand our reach and diversify our lead sources.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 25

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

During 2024, the average holding period of homes sold remained steady at approximately 110 days during the first three quarters of the year, before increasing to 142 days during the fourth quarter of 2024. This increase continued into the first quarter of 2025, when our average real estate inventory holding period was 165 days. The increase in our average real estate inventory holding period over the past two quarters reflects our intentional reduction in home acquisition pace during the second half of 2024, along with the normal seasonal increase that occurs in the fall and winter months. The reduction in home acquisition pace allowed us to manage overall real estate inventory growth in light of the sustained elevated and volatile mortgage interest rate environment, which continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate.

Based on our current expectations, we anticipate our average real estate inventory holding period will decline in the second quarter of 2025 as we sell through our aged real estate inventory and our overall real estate inventory mix shifts and includes a higher composition of newer acquired homes. However, as the residential real estate market conditions remain volatile, we intend to continue balancing our home acquisition pace to manage our real estate inventory levels, and ultimately, our average real estate inventory holding period.

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 26

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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 27

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages and homes sold, unaudited)	2025	2024
Gross profit (GAAP)	$10,507	$22,595
Gross margin	6.5%	7.9%
Homes sold	460	847
Gross profit per home sold	$22.8	$26.7
Adjustments:
Real estate inventory valuation adjustment - current period (1)	1,743	623
Real estate inventory valuation adjustment - prior period (2)	(2,211)	(645)
Interest expense capitalized (3)	1,422	1,669
Adjusted gross profit	$11,461	$24,242
Adjusted gross margin	7.1%	8.5%
Adjustments:
Direct selling costs (4)	(4,388)	(6,969)
Holding costs on sales - current period (5)(6)	(535)	(887)
Holding costs on sales - prior period (5)(7)	(690)	(483)
Other income, net (8)	296	754
Contribution profit	$6,144	$16,657
Contribution margin	3.8%	5.8%
Homes sold	460	847
Contribution profit per home sold	$13.4	$19.7
Adjustments:
Interest expense capitalized (3)	(1,422)	(1,669)
Interest expense on homes sold - current period (9)	(1,617)	(2,521)
Interest expense on homes sold - prior period (10)	(2,883)	(2,426)
Contribution profit after interest	$222	$10,041
Contribution margin after interest	0.1%	3.5%
Homes sold	460	847
Contribution profit after interest per home sold	$0.5	$11.9
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

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 28

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages, unaudited)	2025	2024
Net loss (GAAP)	$(15,057)	$(17,515)
Change in fair value of warrant liabilities	257	(344)
Adjusted net loss	$(14,800)	$(17,859)
Adjusted net loss margin	(9.2)%	(6.3)%
Adjustments:
Interest expense	3,522	4,905
Amortization of capitalized interest (1)	1,422	1,669
Income tax expense	37	123
Depreciation and amortization	206	166
Amortization of stock-based compensation	1,782	3,867
Adjusted EBITDA	$(7,831)	$(7,129)
Adjusted EBITDA margin	(4.9)%	(2.5)%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$160,698	$285,358	$(124,660)	(43.7)%
Cost of revenue	150,191	262,763	(112,572)	(42.8)%
Gross profit	10,507	22,595	(12,088)	(53.5)%
Operating expenses:
Sales, marketing and operating	13,828	22,452	(8,624)	(38.4)%
General and administrative	7,196	11,955	(4,759)	(39.8)%
Technology and development	1,020	1,773	(753)	(42.5)%
Total operating expenses	22,044	36,180	(14,136)	(39.1)%
Loss from operations	(11,537)	(13,585)	2,048	(15.1)%
Other income (expense):
Change in fair value of warrant liabilities	(257)	344	(601)	(174.7)%
Interest expense	(3,522)	(4,905)	1,383	(28.2)%
Other income, net	296	754	(458)	(60.7)%
Total other expense	(3,483)	(3,807)	324	(8.5)%
Loss before income taxes	(15,020)	(17,392)	2,372	(13.6)%
Income tax expense	(37)	(123)	86	(69.9)%
Net loss	$(15,057)	$(17,515)	$2,458	(14.0)%

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 29

Revenue

Revenue decreased by $124.7 million, or 43.7%, to $160.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to lower sales volumes. We sold 460 homes during the three months ended March 31, 2025 compared to 847 homes during the three months ended March 31, 2024, representing a decrease of 45.7%. This decrease was primarily due to our intentional reduction in home acquisition pace during the second half of 2024 as we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. This reduction in home acquisition pace, which resulted in a fewer number of homes in real estate inventory during the first quarter of 2025, has allowed us to manage overall inventory growth in light of the sustained elevated and volatile mortgage interest rate environment, as the average thirty-year fixed mortgage rate generally remained between the mid-6% range and 7% during the first quarter of 2025. This mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, challenging consumer demand for residential real estate.

The decrease in homes sold was partially offset by a modest increase in the average resale home price from $332,000 in the three months ended March 31, 2024 to $340,000 in the three months ended March 31, 2025. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $112.6 million, or 42.8%, to $150.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily attributable to lower sales volumes, which was partially offset by an increase in the real estate inventory valuation adjustment.

Gross profit margin was 6.5% for the three months ended March 31, 2025 compared to 7.9% for the three months ended March 31, 2024. The decrease in gross profit margin was primarily due to an increase in the real estate inventory valuation adjustment, from $0.6 million during the three months ended March 31, 2024 to $1.7 million during the three months ended March 31, 2025. The decrease in gross profit margin was also due to an increase in the average real estate inventory holding period over the past two quarters, along with our increased use of pricing adjustments and other incentives in recent periods as we focused on selling our legacy real estate inventory.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $8.6 million, or 38.4%, to $13.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreased average employee headcount, a decrease in variable costs associated with the decrease in homes sold, and a $2.1 million decrease in advertising expense as we continued to reposition and optimize our marketing efforts in response to the ongoing uneven residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $4.8 million, or 39.8%, to $7.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreased average employee headcount and a decrease in fees associated with our credit facilities.

Technology and Development

Technology and development expense decreased by $0.8 million, or 42.5%, to $1.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents a loss of $0.3 million for the three months ended March 31, 2025 and a gain of $0.3 million for the three months ended March 31, 2024, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $1.4 million, or 28.2%, to $3.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a $33.1 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $257.7 million during the three months ended March 31, 2024 to $224.6 million during the three months ended March 31, 2025. The decrease was also due to a 0.6% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 30

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the three months ended March 31, 2025 and 2024. Other income, net also includes gains or losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of less than $0.1 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively, and our effective tax rate was an expense of 0.2% and 0.7% for the respective periods. Our effective tax rate during the three months ended March 31, 2025 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Segment Operating Performance

Revenue

Our Cash Offer solution represents the substantial majority of our business, generating over 95% of our consolidated revenue during each of the three months ended March 31, 2025 and 2024.

Cash Offer revenue decreased by $124.0 million, or 44.6%, to $153.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to lower sales volumes. We sold 460 homes during the three months ended March 31, 2025 compared to 847 homes during the three months ended March 31, 2024, representing a decrease of 45.7%. This decrease in homes sold was partially offset by a modest increase in the average resale home price from $332,000 in the three months ended March 31, 2024 to $340,000 in the three months ended March 31, 2025. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Other revenue decreased by $0.6 million, or 8.6%, to $6.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in revenue associated with the transition from our historical listing service offering as we shifted our focus to our referral partner networks, which includes our homebuilder services, our agent partnership program and our agent referral network. This decrease in revenue was partially offset by a slight increase in B2B Renovate revenue due to a higher average renovation transaction value per home during three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cost of Revenue and Gross Profit

Our asset-light platform offerings included in Other generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins.

Cash Offer cost of revenue decreased by $111.9 million, or 43.4%, to $145.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily attributable to lower sales volumes, which was partially offset by an increase in the real estate inventory valuation adjustment.

Cash Offer gross profit margin was 5.3% for the three months ended March 31, 2025 compared to 7.3% for the three months ended March 31, 2024. The decrease in gross profit margin was primarily due to an increase in the real estate inventory valuation adjustment, from $0.6 million during the three months ended March 31, 2024 to $1.7 million during the three months ended March 31, 2025. The decrease in gross profit margin was also due to an increase in the average real estate inventory holding period over the past two quarters, along with our increased use of pricing adjustments and other incentives in recent periods as we focused on selling our legacy real estate inventory.

Other cost of revenue decreased by $0.7 million, or 12.9%, to $4.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily attributable to lower volumes associated with our historical listing service offering as we transitioned our focus to our partner network, which was partially offset by an increase in costs associated with our B2B Renovate business due to a higher average renovation transaction cost per home during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other gross profit margin was 35.1% for the three months ended March 31, 2025 compared to 31.9% for the three months ended March 31, 2024. This increase in gross profit margin was primarily due to a shift in the product mix of the asset-light platform offerings included in Other during the first quarter of 2025 compared to the first quarter of 2024. Our Agent Partnership Program, which generally has higher margins compared to the other offerings included within Other, represented a larger component of Other gross profit during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 31

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of March 31, 2025, we had cash and cash equivalents of $30.8 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $813.6 million, $49.1 million of which is committed and $764.5 million uncommitted.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three months ended March 31, 2025, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of asset-light platform services.

We expect our working capital requirements to continue to increase over the long term, as we seek to increase our real estate inventory and expand our operations. We believe our cash on hand, together with proceeds from the resale of homes and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements depends on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. Uncertain economic outlook and uneven residential real estate market conditions have impacted, and may continue to impact, our business negatively. Based on these and other current market conditions, we are seeking and plan to continue to seek additional financing. Volatility in the credit markets, rising interest rates and softened consumer demand for residential real estate may have an adverse effect on our ability to obtain debt financing on favorable terms or at all. If we are not able to obtain necessary capital to meet our business objectives, we may need to further stall, moderate or decelerate our expansion activities, which may include various restructuring alternatives and options, including more significant cost reductions, product and operational changes focused on reductions in working capital requirements, including pausing or reducing real estate inventory acquisitions, and other actions to enhance the preservation of cash. If we are able to raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

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

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$150,000	$250,000	$400,000	$128,193	7.12%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2025	April 2025
Related party	30,000	20,000	50,000	27,277	9.32%	March 2025	September 2025
Senior financial institution 4	—	30,000	30,000	9,530	10.16%	August 2025	February 2026
Senior secured credit facilities	$180,000	$650,000	$830,000	$165,000

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 32

As of March 31, 2025, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2025, the Company amended its credit facility with senior financial institution 3, which among other things, extends the revolving period for the facility to January 2026 and the final maturity date to April 2026.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$45,000	$25,000	$70,000	$21,680	13.00%	June 2025	December 2025
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2025	April 2025
Related party facility 2	8,000	14,000	22,000	6,725	13.00%	March 2025	September 2025
Mezzanine secured credit facilities	$53,000	$124,000	$177,000	$28,405

As of March 31, 2025, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2025, the Company amended its credit facility with mezzanine financial institution 2, which among other things, extends the revolving period for the facility to January 2026 and the final maturity date to April 2026

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

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

As of March 31, 2025, the Company was in compliance with all covenants and no event of default had occurred. During 2025, including during the second quarter of 2025, the Company has obtained temporary waivers of a minimum liquidity covenant under the related party facilities described above in connection with discussions regarding the renewal of these facilities.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of March 31, 2025 and December 31, 2024, the weighted-average interest rate under the Company’s other senior secured debt was 9.02% and 9.24%, respectively.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 33

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(10,176)	$2,386
Net cash used in investing activities	(994)	(323)
Net cash used in financing activities	(26,773)	(3,464)
Net change in cash, cash equivalents and restricted cash	$(37,943)	$(1,401)

Operating Activities

Net cash (used in) provided by operating activities was ($10.2) million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, net cash used in operating activities primarily resulted from the $15.1 million net loss during the period, which included $1.8 million of non-cash stock-based compensation expense and a $1.7 million non-cash real estate inventory valuation adjustment. Net cash used in operating activities during the three months ended March 31, 2025 was also due to a $2.4 million increase in accounts receivable, primarily due to a higher number of home sales pending receipt of cash from the title company as compared to December 31, 2024. These items were partially offset by a $1.6 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions as we intentionally reduced our home acquisition pace during the second half of 2024 as part of our effort to balance our real estate inventory levels to optimize our returns.

For the three months ended March 31, 2024, net cash provided by operating activities primarily resulted from a $9.8 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions, and a $5.6 million decrease in accounts receivable due to a decreased number of home sales pending receipt of cash from the title company as compared to December 31, 2023. Net cash provided by operating activities during the three months ended March 31, 2024 was also impacted by the $17.5 million net loss during the period, which included $3.9 million of non-cash stock-based compensation expense.

Investing Activities

Net cash used in investing activities was $1.0 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities during each of the respective periods principally represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $26.8 million and $3.5 million during the three months ended March 31, 2025 and 2024, respectively. Net cash used in financing activities during the three months ended March 31, 2025 primarily consisted of $189.4 million of repayments of credit facilities and other debt, which was partially offset by $162.8 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $26.6 million was directly related to the decrease in financed real estate inventory during the period.

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

There have been no material changes in our material cash requirements and other obligations since December 31, 2024 through March 31, 2025.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 34

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risk since December 31, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 35

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

Refer to Note 15. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for information regarding pending litigation that falls outside the scope of ordinary and routine litigation incidental to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 36

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
10.1	Employment Agreement, effective March 1, 2025, by and between James Grout and Offerpad Solutions Inc.	8-K	001-39641	10.1	2/28/25
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: May 5, 2025	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | First Quarter 2025 Form 10-Q | 38