Form 10-Q
period 2025-06-30
Offerpad Solutions Inc.
filed 2025-08-04
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 28, 2025, there were 30,583,561 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “potentially,” “may,” “should,” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition strategy and pace, mortgage rates, cash requirements and financing plans, our intended use of net proceeds from the July 2025 Offering (as defined below) and the Revolving Credit Facility (as defined below), our prospects, optimized returns, potential growth or expansion evaluations, strategies, including without limitation, product and service offerings and their expected impacts, compliance with applicable laws, regulations and New York Stock Exchange continued listing rules, macroeconomic trends, potential tariffs or retaliations against such tariffs, geopolitical concerns, and the markets in which Offerpad operates.

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
•
the success of strategic relationships with third parties; and
•
our ability to regain compliance with New York Stock Exchange (“NYSE”) Rule 802.01B, sufficiently execute our business plan, or failure to comply with other NYSE continued listing rules.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		June 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$22,650	$43,018
Restricted cash		4,096	30,608
Accounts receivable		7,543	3,848
Real estate inventory		212,737	214,174
Prepaid expenses and other current assets		2,571	2,564
Total current assets		249,597	294,212
Property and equipment, net		9,672	9,127
Other non-current assets		8,717	9,714
TOTAL ASSETS	(1)	$267,986	$313,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$1,297	$1,922
Accrued and other current liabilities		12,422	11,804
Secured credit facilities and other debt, net		177,322	195,378
Secured credit facilities and other debt - related party		38,577	41,861
Total current liabilities		229,618	250,965
Warrant liabilities		159	231
Other long-term liabilities		13,674	14,204
Total liabilities	(2)	243,451	265,400
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 27,710 and 27,379 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		3	3
Additional paid in capital		510,538	507,696
Accumulated deficit		(486,006)	(460,046)
Total stockholders’ equity		24,535	47,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$267,986	$313,053

________________

(1)
Our consolidated assets as of June 30, 2025 and December 31, 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $3,771 and $30,608; Accounts receivable, $1,951 and $0; Real estate inventory, $212,737 and $214,174; Prepaid expenses and other current assets, $258 and $345; Total assets of $218,717 and $245,127, respectively.
(2)
Our consolidated liabilities as of June 30, 2025 and December 31, 2024 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $131 and $591; Accrued and other current liabilities, $1,533 and $1,326; Secured credit facilities and other debt, net, $215,899 and $237,273; Total liabilities, $217,563 and $239,190, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data) (Unaudited)	2025	2024	2025	2024
Revenue	$160,315	$251,122	$321,013	$536,480
Cost of revenue	146,126	229,251	296,317	492,014
Gross profit	14,189	21,871	24,696	44,466
Operating expenses:
Sales, marketing and operating	13,188	20,230	27,016	42,682
General and administrative	7,796	10,538	14,992	22,493
Technology and development	986	964	2,006	2,737
Total operating expenses	21,970	31,732	44,014	67,912
Loss from operations	(7,781)	(9,861)	(19,318)	(23,446)
Other income (expense):
Change in fair value of warrant liabilities	329	(9)	72	335
Interest expense	(3,665)	(4,581)	(7,187)	(9,486)
Other income, net	244	615	540	1,369
Total other expense	(3,092)	(3,975)	(6,575)	(7,782)
Loss before income taxes	(10,873)	(13,836)	(25,893)	(31,228)
Income tax (expense) benefit	(30)	54	(67)	(69)
Net loss	$(10,903)	$(13,782)	$(25,960)	$(31,297)
Net loss per share, basic	$(0.39)	$(0.50)	$(0.94)	$(1.14)
Net loss per share, diluted	$(0.39)	$(0.50)	$(0.94)	$(1.14)
Weighted average common shares outstanding, basic	27,770	27,385	27,667	27,362
Weighted average common shares outstanding, diluted	27,770	27,385	27,667	27,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	27,543	$3	$509,318	$(475,103)	$34,218
Issuance of common stock upon vesting of restricted stock units	167	—	(37)	—	(37)
Stock-based compensation expense	—	—	1,257	—	1,257
Net loss	—	—	—	(10,903)	(10,903)
Balance at June 30, 2025	27,710	$3	$510,538	$(486,006)	$24,535

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2024	27,300	$3	$503,500	$(415,402)	$88,101
Issuance of common stock upon vesting of restricted stock units	29	—	(1)	—	(1)
Stock-based compensation expense	—	—	3,249	—	3,249
Net loss	—	—	—	(13,782)	(13,782)
Balance at June 30, 2024	27,329	$3	$506,748	$(429,184)	$77,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	27,379	$3	$507,696	$(460,046)	$47,653
Issuance of common stock upon vesting of restricted stock units	331	—	(197)	—	(197)
Stock-based compensation expense	—	—	3,039	—	3,039
Net loss	—	—	—	(25,960)	(25,960)
Balance at June 30, 2025	27,710	$3	$510,538	$(486,006)	$24,535

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,233	$3	$499,660	$(397,887)	$101,776
Issuance of common stock upon exercise of stock options	5	—	16	—	16
Issuance of common stock upon vesting of restricted stock units	91	—	(44)	—	(44)
Stock-based compensation expense	—	—	7,116	—	7,116
Net loss	—	—	—	(31,297)	(31,297)
Balance at June 30, 2024	27,329	$3	$506,748	$(429,184)	$77,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
($ in thousands) (Unaudited)	2025	2024
Cash flows from operating activities:
Net loss	$(25,960)	$(31,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	459	314
Amortization of debt financing costs	618	1,153
Real estate inventory valuation adjustment	2,795	1,168
Stock-based compensation	3,039	7,116
Change in fair value of warrant liabilities	(72)	(335)
Loss on disposal of property and equipment	75	29
Changes in operating assets and liabilities:
Accounts receivable	(3,695)	3,190
Real estate inventory	(1,358)	(32,418)
Prepaid expenses and other assets	990	2,091
Accounts payable	(625)	(2,108)
Accrued and other liabilities	88	(902)
Net cash used in operating activities	(23,646)	(51,999)
Cash flows from investing activities:
Purchases of property and equipment	(1,079)	(362)
Proceeds from sale of property and equipment	—	44
Net cash used in investing activities	(1,079)	(318)
Cash flows from financing activities:
Borrowings from credit facilities and other debt	310,946	495,955
Repayments of credit facilities and other debt	(332,904)	(450,546)
Proceeds from exercise of stock options	—	16
Payments for taxes related to stock-based awards	(197)	(44)
Net cash (used in) provided by financing activities	(22,155)	45,381
Net change in cash, cash equivalents and restricted cash	(46,880)	(6,936)
Cash, cash equivalents and restricted cash, beginning of period	73,626	79,934
Cash, cash equivalents and restricted cash, end of period	$26,746	$72,998
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$22,650	$56,906
Restricted cash	4,096	16,092
Total cash, cash equivalents and restricted cash	$26,746	$72,998
Supplemental disclosure of cash flow information:
Cash payments for interest	$9,091	$12,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 8

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

The Company is headquartered in Tempe, Arizona and operates in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of June 30, 2025.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 9

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

The Company recorded real estate inventory valuation adjustments of $1.1 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $1.2 million during the six months ended June 30, 2025 and 2024, respectively. Refer to Note 2. Real Estate Inventory, for further details.

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

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2025	2024
Homes preparing for and under renovation	$42,510	$38,479
Homes listed for sale	127,501	135,937
Homes under contract to sell	42,726	39,758
Real estate inventory	$212,737	$214,174

Note 3. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2025	2024
Leasehold improvements	$6,060	$1,055
Rooftop solar panel systems	4,958	4,958
Office equipment and furniture	1,284	687
Software systems	386	386
Computers and equipment	242	242
Construction in progress	92	5,440
Property and equipment, gross	13,022	12,768
Less: accumulated depreciation	(3,350)	(3,641)
Property and equipment, net	$9,672	$9,127

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation expense was $0.3 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended June 30, 2025 and 2024, operating lease costs were $0.7 million and $0.9 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods. During the six months ended June 30, 2025 and 2024, operating lease costs were $1.4 million and $1.8 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.9 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively and $1.0 million and $0.9 million during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company utilized tenant incentive allowances of $0.8 million. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the three and six months ended June 30, 2025. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during three months ended June 30, 2024. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million during the six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 9.6 years and 9.7 years, respectively, and the weighted-average discount rate was 7.5% and 7.4% during the respective periods.

The Company’s operating lease liability maturities as of June 30, 2025 are as follows:

($ in thousands)
Remainder of 2025	$1,046
2026	2,089
2027	1,949
2028	1,922
2029	1,974
2030	2,029
Thereafter	9,834
Total future lease payments	20,843
Less: Imputed interest	(6,109)
Total lease liabilities	$14,734

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		June 30,	December 31,
($ in thousands)	Financial Statement Line Items	2025	2024
Right-of-use assets	Other non-current assets	$7,697	$8,580
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,060	963
Non-current liabilities	Other long-term liabilities	13,674	14,204
Total lease liabilities		$14,734	$15,167

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2025	2024
Home renovation	$4,195	$3,684
Interest	1,512	1,293
Legal and professional obligations	1,396	344
Payroll and other employee related expenses	1,281	1,895
Operating lease liabilities	1,060	963
Marketing	575	757
Other	2,403	2,868
Accrued and other current liabilities	$12,422	$11,804

The Company incurred advertising expenses of $2.1 million and $3.5 million during the three months ended June 30, 2025 and 2024, respectively, and $4.4 million and $7.9 million during the six months ended June 30, 2025 and 2024, respectively.

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of June 30, 2025 and December 31, 2024.

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2025	2024
Credit facilities and other debt, net
Senior secured credit facilities with financial institutions	$165,511	$166,914
Senior secured credit facility with a related party	11,860	18,329
Senior secured debt - other	11,869	21,433
Mezzanine secured credit facilities with financial institutions	—	7,707
Mezzanine secured credit facilities with a related party	26,717	23,532
Debt issuance costs	(58)	(676)
Total credit facilities and other debt, net	215,899	237,239
Current portion - credit facilities and other debt, net
Total credit facilities and other debt, net	177,322	195,378
Total credit facilities and other debt - related party	38,577	41,861
Total credit facilities and other debt, net	$215,899	$237,239

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

As of June 30, 2025, the Company had a total borrowing capacity of $772.0 million under its senior secured credit facilities and mezzanine secured credit facilities, of which $70.5 million was committed. Any borrowings above the committed amounts are subject to the applicable lender’s discretion.

Under the Company’s senior secured credit facilities and mezzanine secured credit facilities, amounts can be borrowed, repaid and borrowed again during the revolving period. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the tables below. Outstanding amounts drawn under each senior secured credit facility and

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 12

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$164,726	7.12%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2026	April 2026
Related party	25,539	24,461	50,000	11,860	9.32%	March 2025	February 2026
Senior financial institution 4	—	30,000	30,000	785	10.15%	August 2025	February 2026
Senior secured credit facilities	$50,539	$579,461	$630,000	$177,371

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$150,000	$250,000	$400,000	$110,109	7.93%
Senior financial institution 2	—	200,000	200,000	—	8.01%
Senior financial institution 3	100,000	50,000	150,000	30,941	8.38%
Related party	30,000	20,000	50,000	18,329	10.09%
Senior financial institution 4	—	30,000	30,000	25,864	9.76%
Senior secured credit facilities	$280,000	$550,000	$830,000	$185,243

As of June 30, 2025, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$13,125	$21,875	$35,000	$23,761	13.00%	June 2026	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2026	April 2026
Related party facility 2	6,811	15,189	22,000	2,956	13.00%	March 2025	February 2026
Mezzanine secured credit facilities	$19,936	$122,064	$142,000	$26,717

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$18,372	13.67%
Mezzanine financial institution 1	—	45,000	45,000	—	13.86%
Mezzanine financial institution 2	26,667	13,333	40,000	7,707	12.39%
Related party facility 2	8,000	14,000	22,000	5,160	13.59%
Mezzanine secured credit facilities	$79,667	$97,333	$177,000	$31,239

As of June 30, 2025, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes cash on hand, together with proceeds from the resale of homes, fees and commissions earned from asset-light platform offerings, the net proceeds from the July 2025 Offering (as defined below) and Revolving Credit Facility (as defined below), and cash from future borrowings available under each of the Company’s existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these condensed consolidated financial statements are issued.

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

As of June 30, 2025, the Company was in compliance with all covenants and no event of default had occurred. In July 2025, the Company obtained a temporary waiver of minimum liquidity and tangible net worth covenants under the related party

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

facilities described above. In connection with this waiver, the associated revolving/withdrawal periods for each facility, as applicable, have expired.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of June 30, 2025 and December 31, 2024, the weighted-average interest rate under the Company’s other senior secured debt was 9.01% and 9.24%, respectively.

Revolving Credit Facility

On July 31, 2025, the Company entered into a $15.0 million revolving credit facility with a lender (the “Revolving Credit Facility”) with a three-year term, to support its continued growth and long-term strategic initiatives. Borrowings under the Revolving Credit Facility accrue interest at 8.50% per annum.

Note 7. Warrant Liabilities

As of June 30, 2025, the Company had 16.1 million public warrants outstanding and 5.7 million private placement warrants outstanding, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share. Subsequent to June 30, 2025, the Company issued the 2025 Warrants (as defined and described below).

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

2025 Warrants

On July 25, 2025, the Company issued and sold warrants to purchase up to 1,428,571 shares of Class A common stock (the “2025 Warrants”). The 2025 Warrants have an exercise price of $2.30 per share and are initially exercisable on January 26, 2026 and will expire on January 26, 2030. The 2025 Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2025 Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the 2025 Warrants), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of our Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in the 2025 Warrants) of the unexercised portion of the Warrant on the date of the consummation of such fundamental transaction. The 2025 Warrants also include cashless exercise rights to the extent the resale of the shares of Class A common stock underlying the 2025 Warrants is not registered under the Securities Act.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 15

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of June 30, 2025	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$75	$—	$—
Private placement warrant liabilities	$—	$—	$84

As of December 31, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$128	$—	$—
Private placement warrant liabilities	$—	$—	$103

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $(0.3) million and less than $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and $(0.1) million and $(0.3) million during the six months ended June 30, 2025 and 2024, respectively. These changes are recorded in Change in fair value of warrant liabilities in our condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$170	$75	$103	$166
Change in fair value of private placement warrants included in net loss	(86)	3	(19)	(88)
Ending balance	$84	$78	$84	$78

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2025 and 2024.

The foregoing discussion in this Note 8. Fair Value Measurements excludes the 2025 Warrants that were issued after June 30, 2025.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2025, we had 27,710,358 shares of Class A common stock issued and outstanding.

We also have outstanding warrants to purchase shares of our Class A common stock. Refer to Note 7. Warrant Liabilities for further details.

July 2025 Offering

On July 25, 2025, we issued and sold 2,857,143 shares (the “Shares”) of our Class A common stock and warrants to purchase up to 1,428,571 shares of our Class A common stock for aggregate gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses (the “July 2025 Offering”). The Shares and 2025 Warrants were offered and sold on a combined basis for consideration equating to $2.10 for one share and half of one warrant.

Refer to Note 7. Warrant Liabilities for further details regarding the terms of the 2025 Warrants.

Preferred Stock

As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

Dividends

Our Class A common stock is entitled to dividends if and when any dividend is declared by our Board of Directors (“Board”), subject to the rights of all classes of stock outstanding having priority rights to dividends. We have not paid any cash dividends on common stock to date. We may retain future earnings, if any, for the further development and expansion of our business and have no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board may deem relevant.

Note 10. Stock-Based Awards

2021 Equity Incentive Plans

Incentive Award Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031. Pursuant to the annual increase, the overall share limit was automatically increased on January 1, 2025 by 741,127 shares of our Class A common stock.

On June 17, 2025, the Board adopted an amendment to the 2021 Plan which increases the aggregate number of shares reserved for issuance under the 2021 Plan by 2,721,500 shares (the “Amendment”). The Amendment became effective on June 17, 2025, and was approved by our stockholders on July 30, 2025 at a special meeting of stockholders. As of June 30, 2025, including the additional shares added to the 2021 Plan pursuant to the Amendment, 5,340,535 shares of Class A common stock were reserved for issuance under the 2021 Plan.

As of June 30, 2025, the Company has outstanding stock options, restricted stock units (“RSUs”) and other stock or cash-based awards that have been granted under the 2021 Plan.

Employee Stock Purchase Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031. As of June 30, 2025, there were 283,876 shares reserved for issuance under the ESPP, and no shares have been issued under the ESPP.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following summarizes RSU award activity during the six months ended June 30, 2025:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	898	$8.11
Granted	1,648	1.17
Vested and settled	(444)	6.72
Forfeited	(157)	5.57
Outstanding as of June 30, 2025	1,945	2.76

As of June 30, 2025, 0.3 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of June 30, 2025, the Company had $3.0 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.66 years. The fair value of RSUs that vested and settled during the six months ended June 30, 2025 and 2024 was $2.2 million and $1.8 million, respectively.

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the six months ended June 30, 2025.

As of June 30, 2025, the Company had $1.8 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 2.45 years.

Stock Options

The following summarizes stock option activity during the six months ended June 30, 2025:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	844	$11.30	3.16	$—
Granted	—	—
Exercised	—	—
Forfeited, canceled or expired	(67)	18.63
Outstanding as of June 30, 2025	777	10.66	1.95	—
Exercisable as of June 30, 2025	772	10.60	1.92	—
Vested and expected to vest as of June 30, 2025	777	10.66	1.95	—

No stock options were exercised during six months ended June 30, 2025. The total intrinsic value of stock options exercised during the six months ended June 30, 2024 was less than $0.1 million.

As of June 30, 2025, the Company had unrecognized stock-based compensation expense related to unvested stock options of $0.1 million. This expense is expected to be recognized over a weighted average period of 0.68 years. The fair value of stock options that vested during the six months ended June 30, 2025 and 2024 was $0.7 million and $0.6 million, respectively.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-Based Restricted Stock Units

The following summarizes performance-based RSU (“PSU”) award activity during the six months ended June 30, 2025:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	110	$70.81
Granted	—	—
Vested	—	—
Forfeited	(110)	70.81
Outstanding as of June 30, 2025	—	—

The PSU performance period ended during the first quarter of 2025, with none of the pre-determined price per share goals being achieved. Accordingly, the PSUs were automatically forfeited and terminated without consideration.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Sales, marketing and operating	$211	$1,129	$690	$2,305
General and administrative	860	1,995	2,005	4,395
Technology and development	186	125	344	416
Stock-based compensation expense	$1,257	$3,249	$3,039	$7,116

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2025	2024
Assets
Restricted cash	$3,771	$30,608
Accounts receivable	1,951	—
Real estate inventory	212,737	214,174
Prepaid expenses and other current assets	258	345
Total assets	$218,717	$245,127
Liabilities
Accounts payable	$131	$591
Accrued and other current liabilities	1,533	1,326
Secured credit facilities and other debt, net	215,899	237,273
Total liabilities	$217,563	$239,190

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 19

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(10,903)	$(13,782)	$(25,960)	$(31,297)
Denominator:
Weighted average common shares outstanding, basic	27,770	27,385	27,667	27,362
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—	—
Weighted average common shares outstanding, diluted	27,770	27,385	27,667	27,362
Net loss per share, basic	$(0.39)	$(0.50)	$(0.94)	$(1.14)
Net loss per share, diluted	$(0.39)	$(0.50)	$(0.94)	$(1.14)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	780	927	797	950
Anti-dilutive restricted stock units (1)	640	138	648	134
Anti-dilutive warrants	1,452	1,452	1,452	1,452
Anti-dilutive performance-based restricted stock units	—	119	36	119

(1) Due to the net loss during each of the three and six months ended June 30, 2025 and 2024, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of less than $0.1 million during the three months ended June 30, 2025 and an income tax benefit of $0.1 million during the three months ended June 30, 2024, and income tax expense of $0.1 million during each of the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was an expense of 0.3% and a benefit of 0.4% for the three months ended June 30, 2025 and 2024, respectively, and an expense of 0.3% and 0.2% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate during the three and six months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes. The valuation allowance recorded against our net deferred tax assets was $125.9 million as of June 30, 2025.

As of June 30, 2025, we continue to have a full valuation allowance recorded against our net deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

no limitation on the Company’s ability to utilize its net operating losses. As such, the ownership change has no impact to the carrying value of the Company’s net operating loss carryforwards or ability to use them in future years.

Note 14. Related-Party Transactions

LL Credit Facilities

As of June 30, 2025, we have one senior secured credit facility and two mezzanine secured credit facilities with affiliates of LL Capital Partners I, L.P., a related party. The following summarizes certain details related to these facilities:

	As of June 30, 2025		As of December 31, 2024
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$11,860	$50,000	$18,329
Mezzanine secured credit facilities with a related party	$57,000	$26,717	$92,000	$23,532

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

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital Partners I, L.P. Under the LL Mezz Loan Agreement, we may borrow funds up to a maximum principal amount of $35.0 million. Refer to Note 6. Credit Facilities and Other Debt, for further details about the mezzanine facility under the LL Mezz Loan Agreement.

In July 2025, we obtained a temporary waiver of minimum liquidity and tangible net worth covenants under the related party facilities described above. In connection with this waiver, the associated revolving/withdrawal periods for each facility, as applicable, have expired.

We paid interest for borrowings under the LL credit facilities of $1.6 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $1.8 million during the six months ended June 30, 2025 and 2024, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, was the chief executive officer of First American through early April 2025. We use First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $0.9 million and $1.5 million during the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $3.2 million during the six months ended June 30, 2025 and 2024, respectively, for its services, inclusive of the fees for property data services.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation of Immediate Family Members of Brian Bair

Offerpad has historically employed Brian Bair’s brothers, Mr. Vaughn Bair and Mr. Casey Bair, and Mr. Brian Bair’s sister-in-law, Ms. Katie Bullard. The following details the total compensation paid to the immediate family members of Brian Bair during each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Mr. Vaughn Bair (1)	$112	$99	$321	$262
Mr. Casey Bair (2)	92	92	200	245
Ms. Katie Bullard (1)	37	31	87	67
	$241	$222	$608	$574

(1) Compensation for Mr. Vaughn Bair and Ms. Katie Bullard includes both base salary and annual performance-based cash incentives during the respective year-to-date periods.

(2) Compensation for Mr. Casey Bair during the three and six months ended June 30, 2025, includes severance payments in connection with his separation from service with the Company in August 2024. Compensation during the three and six months ended June 30, 2024, includes base salary and during the six months ended June 30, 2024 includes annual performance-based cash incentives.

The following details the restricted stock units granted to Mr. Vaughn Bair, Mr. Casey Bair, and Ms. Katie Bullard, during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mr. Vaughn Bair (1)	—	42,500	20,433	42,500
Mr. Casey Bair (2)	—	40,000	—	40,000
Ms. Katie Bullard	20,000	6,000	20,000	6,000
	20,000	88,500	40,433	88,500

(1) During June 2025, the Compensation Committee of the Board approved a restricted stock unit grant of 410,000 RSUs to Mr. Vaughn Bair, contingent upon stockholder approval of the Amendment to the 2021 Plan. The Amendment was approved by our stockholders on July 30, 2025 at a special meeting of stockholders, upon which, this RSU award was granted.

(2) This RSU award was forfeited by Mr. Casey Bair in connection with his separation from service in August 2024.

During the six months ended June 30, 2024, the Company amended certain terms and conditions associated with the
LTI Awards granted to Mr. Bair’s brothers and Mr. Bair’s sister-in-law in 2023, including the performance period, price per share goals and sharing rates. In connection with Mr. Casey Bair’s separation from service, all unvested equity awards, including the LTI Award, were forfeited.

Note 15. Commitments and Contingencies

Homes Purchase Commitments

As of June 30, 2025, the Company was under contract to purchase 110 homes for an aggregate purchase price of $30.3 million.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 22

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad (the “Plaintiff”) filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. On June 30, 2025, Plaintiff filed a notice lifting the stay, which became effective immediately. In regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to the Company at present, the Company is unable to reasonably estimate a range of loss associated with its indemnification obligations in connection with this matter in excess of its accrual as of June 30, 2025.

Note 16. Segment Reporting

We operate in the U.S. residential real estate industry and our operating segments have been determined based on the method by which our Chief Executive Officer, who is our chief operating decision maker (“CODM”), evaluates performance and allocates resources. We have five operating segments, none of which have been aggregated, and one reportable segment. The following segment reporting presentation includes our Cash Offer reportable segment and Other, which includes our four remaining operating segments, along with Offerpad corporate activities:

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
o
HomePro, in which certified, local agents from partner brokerages meet with sellers in their home to evaluate their cash offers and listing options and assist sellers in making informed decisions about the home selling process; and
o
Agent Partnership Program, in which our partner agents can receive a referral fee for selling or selecting our cash offer, enabling customers to utilize our services in a way that best suits their home-selling situation, while also serving as a valuable resource for real estate agents.

During 2024, we revised the internal management reporting deliverables provided to our CODM and determined Cash Offer, B2B Renovate business, Direct+ institutional buyer program and Agent Partnership Program are separate operating segments. Accordingly, we have changed our presentation of the three and six months ended June 30, 2024 to reflect our revised segment reporting. Further, we launched HomePro, a new asset-light platform offering, during the second quarter of 2025 and it is included within Other in our segment reporting presentation from the date it was launched.

Our CODM evaluates performance based on operating segment gross profit and uses this measure when making decisions about the allocation of operating resources to each segment, including through the annual budget and forecasting process, along with regular budget-to-actual variance analyses.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 23

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

No individual customer accounted for more than 10% of our consolidated revenue during the three and six months ended June 30, 2025 and 2024.

The following details segment financial information for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue:
Cash Offer	$152,071	$244,880	$305,904	$522,725
Other	8,244	6,242	15,109	13,755
Total revenue	160,315	251,122	321,013	536,480
Cost of revenue:
Cash Offer (1)	140,914	225,002	286,649	482,652
Other	5,212	4,249	9,668	9,362
Total cost of revenue	146,126	229,251	296,317	492,014
Gross profit:
Cash Offer	11,157	19,878	19,255	40,073
Other	3,032	1,993	5,441	4,393
Total gross profit	14,189	21,871	24,696	44,466
Operating expenses:
Sales, marketing and operating	13,188	20,230	27,016	42,682
General and administrative	7,796	10,538	14,992	22,493
Technology and development	986	964	2,006	2,737
Total operating expenses	21,970	31,732	44,014	67,912
Loss from operations	(7,781)	(9,861)	(19,318)	(23,446)
Other income (expense):
Change in fair value of warrant liabilities	329	(9)	72	335
Interest expense	(3,665)	(4,581)	(7,187)	(9,486)
Other income, net	244	615	540	1,369
Total other expense	(3,092)	(3,975)	(6,575)	(7,782)
Loss before income taxes	$(10,873)	$(13,836)	$(25,893)	$(31,228)

(1) Includes real estate inventory valuation adjustments of $1.1 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $1.2 million during the six months ended June 30, 2025 and 2024, respectively.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 24

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

Overview

Our Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to business-to-business (“B2B”) renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step, and have transacted on homes representing approximately $12.0 billion of aggregate revenue through June 30, 2025.

We are headquartered in Tempe, Arizona and operated in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of June 30, 2025.

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

During the first half of 2025, the uncertain economic outlook and uneven residential real estate market conditions that have challenged our operating results in recent periods persisted, with the average thirty-year fixed mortgage rate continuing to generally remain between 6.5% and 7%. The sustained elevated and volatile mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, which has hindered consumer demand for residential real estate for an extended period of time. Compounding this uncertainty, macroeconomic and geopolitical concerns have been heightened by the trade-related tensions resulting from the tariff announcements made by the U.S. and other governments in 2025. The cumulative impact of these conditions, including without limitation future or additional tariffs or retaliatory tariffs, continues to cause uncertainty in the market and challenge consumer confidence, resulting in lower than normal real estate transaction volumes, and may impact the costs of materials and supplies used in our home renovations, which could in turn impact our margins.

Our operating results during the first half of 2025 have been impacted by these uncertain market conditions. Further, our focus on making more intentional offers and our ongoing reduction in home acquisition pace as part of our effort to balance our real estate inventory levels to potentially optimize our return, has resulted in a fewer number of homes in real estate inventory, which is also reflected in our operating results. We sold 452 homes during the second quarter of 2025, a slight decrease compared to the 460 homes sold during the first quarter of 2025. Additionally, we generated approximately $160 million of revenue during each of the first two quarters of 2025, and our gross profit margin was 8.9% during the second quarter of 2025, reflecting the second consecutive quarter-over-quarter improvement. Further, we achieved both quarter-over-quarter and year-over-year improvement in our net loss as we have continued to focus on cost reduction and operational efficiencies throughout the business.

Given the current market conditions, we remain focused on growing our asset-light platform offerings, and within our Cash Offer solution, proactively optimizing our capital allocation across our highest performing and most efficient markets and using pricing adjustments and other incentives in an effort to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Further, there continues to be an increased level of uncertainty regarding the near-term macroeconomic conditions, including the direction of mortgage interest rates, which have continued to

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 25

stay around 7% during the early stages of the third quarter of 2025, and the impact of the global trade conditions. Although it remains difficult to predict the near-term direction of consumer demand for residential real estate due to the many different factors that impact such demand, we anticipate that the sustained elevated and volatile mortgage interest rate environment, economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the third quarter of 2025. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future, along with reducing our real estate inventory acquisition pace.

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

On April 18, 2025, we notified the NYSE that we intend to submit a plan to cure the deficiency and to return to compliance with the NYSE continued listing standards. On May 27, 2025, we submitted to the NYSE a business plan advising the definitive action(s) we are taking or plan to take that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”).

On July 16, 2025, the NYSE accepted the business plan and, as a result, we will be subject to quarterly monitoring for compliance with the business plan. Our Class A common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to our compliance with the other continued listing standards of the NYSE and continued periodic review by the NYSE of our progress with respect to the business plan.

Revolving Credit Facility

On July 31, 2025, we entered into a $15.0 million revolving credit facility with a lender (the “Revolving Credit Facility”) with a three-year term, to support our continued growth and long-term strategic initiatives. Borrowings under the Revolving Credit Facility accrue interest at 8.50% per annum.

July 2025 Offering

On July 25, 2025, we issued and sold 2,857,143 shares (the “Shares”) of our Class A common stock and warrants to purchase up to 1,428,571 shares (the “2025 Warrants”) of our Class A common stock for aggregate gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses (the “July 2025 Offering”). The Shares and 2025 Warrants were offered and sold on a combined basis for consideration equating to $2.10 for one share and half of one warrant.

The 2025 Warrants have an exercise price of $2.30 per share and are initially exercisable on January 26, 2026 and will expire on January 26, 2030. The 2025 Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2025 Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the 2025 Warrants), including the right of the holder thereof to receive from us or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of our Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in the 2025 Warrants) of the unexercised portion of the Warrant on the date of the consummation of such fundamental transaction. The 2025 Warrants also include cashless exercise rights to the extent the resale of the shares of Class A common stock underlying the 2025 Warrants is not registered under the Securities Act.

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed below.

Market Penetration in Existing Markets

Residential real estate is one of the largest industries, with roughly $1.9 trillion in value of homes transacted in 2024 in the United States, and is highly fragmented with over 100,000 real estate brokerages, according to the National Association of Realtors (“NAR”). In 2024, we estimate that we captured roughly 0.4% market share of real estate transactions across our 26 active markets as of December 31, 2024. Given this high degree of fragmentation, we believe that bringing a solutions-oriented approach to the market with multiple buying and selling services to meet the unique needs of customers could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets, providing the backdrop to grow our overall market penetration as our offerings expand and evolve. By providing a consistent, transparent, and unique experience, we expect to continue to build upon our past success and further strengthen our brand and consumer adoption.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 26

Expansion into New Markets

Since our launch in 2015, we have expanded into 26 markets as of December 31, 2024, which covered roughly 23% of the 4.8 million homes sold in the United States in 2024. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during 2024, followed by one additional market during the first half of 2025.

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

As we have developed and expanded our B2B Renovate business services offering in recent periods, our renovation volumes have increased and these services have become an increasingly larger component of our business, a trend we expect to continue in the future. In furtherance of this, we became a preferred provider of renovation services on Auction.com’s marketplace during the second quarter of 2025. We believe this collaboration with Auction.com will enable buyers to more easily transform acquired properties into high-quality, move-in ready homes, while also providing us with a strategic opportunity to continue growing our B2B Renovate business services.

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

HomePro

During the second quarter of 2025, we launched HomePro, a model that is designed to increase in-home seller engagement and further our mission to provide comprehensive solutions that remove the friction from real estate. Under the HomePro program, certified, local agents from partner brokerages meet with sellers in their home to evaluate their cash offers and listing options and assist sellers in making informed decisions about the home selling process, giving sellers clarity and control over what works best for their situation. Since the initial launch, the HomePro program has been expanded and is available in all of our markets, with select agents across multiple partner brokerages becoming certified HomePro agents. We expect this comprehensive in-home approach will result in sellers being more likely to move forward with their home selling process, leading to increased transaction volumes over time.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 27

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

Real Estate Inventory Financing

Our business model requires significant capital to purchase real estate inventory. Real estate inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which primarily consist of senior and mezzanine secured credit facilities to finance our home purchases. Though we may from time to time reduce our available capacity under such credit facilities to align with our required usage, the loss of adequate access to these types of facilities, or the inability to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 28

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

During 2024, the average holding period of homes sold remained steady at approximately 110 days during the first three quarters of the year, before increasing to 142 days during the fourth quarter of 2024. This increase continued into the first quarter of 2025, when our average real estate inventory holding period was 165 days, reflecting our ongoing intentional reduction in home acquisition pace, along with the normal seasonal increase that occurs in the fall and winter months.

During the second quarter of 2025, the average holding period of homes sold decreased to 133 days as we sold through our aged real estate inventory and our overall real estate inventory mix shifted to include a higher composition of newer acquired homes. Our average real estate inventory holding period is expected to remain generally consistent at around 140 days during the third quarter of 2025. However, as the residential real estate market conditions remain volatile, we intend to continue to make more intentional offers and balance our home acquisition pace to manage our real estate inventory levels, and ultimately, our average real estate inventory holding period.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 29

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 30

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages and homes sold, unaudited)	2025	2024	2025	2024
Gross profit (GAAP)	$14,189	$21,871	$24,696	$44,466
Gross margin	8.9%	8.7%	7.7%	8.3%
Homes sold	452	742	912	1,589
Gross profit per home sold	$31.4	$29.5	$27.1	$28.0
Adjustments:
Real estate inventory valuation adjustment - current period (1)	1,052	544	1,629	683
Real estate inventory valuation adjustment - prior period (2)	(1,556)	(540)	(2,601)	(701)
Interest expense capitalized (3)	1,240	1,420	2,662	3,089
Adjusted gross profit	$14,925	$23,295	$26,386	$47,537
Adjusted gross margin	9.3%	9.3%	8.2%	8.9%
Adjustments:
Direct selling costs (4)	(4,230)	(6,461)	(8,618)	(13,430)
Holding costs on sales - current period (5)(6)	(361)	(622)	(1,193)	(1,869)
Holding costs on sales - prior period (5)(7)	(507)	(443)	(900)	(566)
Other income, net (8)	244	615	540	1,369
Contribution profit	$10,071	$16,384	$16,215	$33,041
Contribution margin	6.3%	6.5%	5.1%	6.2%
Homes sold	452	742	912	1,589
Contribution profit per home sold	$22.3	$22.1	$17.8	$20.8
Adjustments:
Interest expense capitalized (3)	(1,240)	(1,420)	(2,662)	(3,089)
Interest expense on homes sold - current period (9)	(1,342)	(2,103)	(3,919)	(6,313)
Interest expense on homes sold - prior period (10)	(1,866)	(2,133)	(3,790)	(2,870)
Contribution profit after interest	$5,623	$10,728	$5,844	$20,769
Contribution margin after interest	3.5%	4.3%	1.8%	3.9%
Homes sold	452	742	912	1,589
Contribution profit after interest per home sold	$12.4	$14.5	$6.4	$13.1
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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 31

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages, unaudited)	2025	2024	2025	2024
Net loss (GAAP)	$(10,903)	$(13,782)	$(25,960)	$(31,297)
Change in fair value of warrant liabilities	(329)	9	(72)	(335)
Adjusted net loss	$(11,232)	$(13,773)	$(26,032)	$(31,632)
Adjusted net loss margin	(7.0)%	(5.5)%	(8.1)%	(5.9)%
Adjustments:
Interest expense	3,665	4,581	7,187	9,486
Amortization of capitalized interest (1)	1,240	1,420	2,662	3,089
Income tax expense (benefit)	30	(54)	67	69
Depreciation and amortization	253	148	459	314
Amortization of stock-based compensation	1,257	3,249	3,039	7,116
Adjusted EBITDA	$(4,787)	$(4,429)	$(12,618)	$(11,558)
Adjusted EBITDA margin	(3.0)%	(1.8)%	(3.9)%	(2.2)%
(1)
Amortization of capitalized interest represents all interest related costs, including senior and mezzanine interest related costs, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 32

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Cash Offer	$152,071	$244,880	$(92,809)	(37.9)%
Other	8,244	6,242	2,002	32.1%
Total revenue	160,315	251,122	(90,807)	(36.2)%
Cost of revenue:
Cash Offer	140,914	225,002	(84,088)	(37.4)%
Other	5,212	4,249	963	22.7%
Total cost of revenue	146,126	229,251	(83,125)	(36.3)%
Gross profit:
Cash Offer	11,157	19,878	(8,721)	(43.9)%
Other	3,032	1,993	1,039	52.1%
Gross profit	14,189	21,871	(7,682)	(35.1)%
Operating expenses:
Sales, marketing and operating	13,188	20,230	(7,042)	(34.8)%
General and administrative	7,796	10,538	(2,742)	(26.0)%
Technology and development	986	964	22	2.3%
Total operating expenses	21,970	31,732	(9,762)	(30.8)%
Loss from operations	(7,781)	(9,861)	2,080	(21.1)%
Other income (expense):
Change in fair value of warrant liabilities	329	(9)	338	*
Interest expense	(3,665)	(4,581)	916	(20.0)%
Other income, net	244	615	(371)	(60.3)%
Total other expense	(3,092)	(3,975)	883	(22.2)%
Loss before income taxes	(10,873)	(13,836)	2,963	(21.4)%
Income tax (expense) benefit	(30)	54	(84)	(155.6)%
Net loss	$(10,903)	$(13,782)	$2,879	(20.9)%

* Not meaningful

Revenue

Our consolidated revenue decreased by $90.8 million, or 36.2%, to $160.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our Cash Offer solution represents the substantial majority of our business, and generated approximately 95% of our consolidated revenue during each of the three months ended June 30, 2025 and 2024.

Cash Offer revenue decreased by $92.8 million, or 37.9%, to $152.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to lower sales volumes. We sold 452 homes during the three months ended June 30, 2025 compared to 742 homes during the three months ended June 30, 2024, representing a decrease of 39.1%. This decrease in homes sold was primarily due to our ongoing intentional reduction in home acquisition pace beginning in the second half of 2024 as we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. Our focus on making more intentional offers and our ongoing reduction in home acquisition pace resulted in a fewer number of homes in real estate inventory during the first half of 2025. This has allowed us to balance our real estate inventory levels to potentially optimize our return in light of the sustained elevated and volatile mortgage interest rate environment, as the average thirty-year fixed mortgage rate continued to generally remain between 6.5% and 7% during the second quarter of 2025. This sustained elevated and volatile mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, which has hindered consumer demand for residential real estate for an extended period of time.

This decrease in homes sold was partially offset by an increase in the average resale home price from $335,000 in the three months ended June 30, 2024 to $344,000 in the three months ended June 30, 2025. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 33

share relatively higher median price points during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Other revenue increased by $2.0 million, or 32.1%, to $8.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase in B2B Renovate revenue due to higher renovation volumes and a higher average renovation transaction value per home during three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Cost of Revenue

Our consolidated cost of revenue decreased by $83.1 million, or 36.3%, to $146.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our asset-light platform offerings included in Other generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins.

Cash Offer cost of revenue decreased by $84.1 million, or 37.4%, to $140.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was primarily attributable to lower sales volumes, which was partially offset by an increase in the real estate inventory valuation adjustment.

Other cost of revenue increased by $1.0 million, or 22.7%, to $5.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily attributable to an increase in costs associated with our B2B Renovate business due higher renovation volumes and a higher average renovation transaction cost per home during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Gross Profit

Our consolidated gross profit margin was 8.9% for the three months ended June 30, 2025 compared to 8.7% for the three months ended June 30, 2024.

Cash Offer gross profit margin was 7.3% for the three months ended June 30, 2025 compared to 8.1% for the three months ended June 30, 2024. The decrease in gross profit margin was primarily due to an increase in the real estate inventory valuation adjustment, from $0.6 million during the three months ended June 30, 2024 to $1.1 million during the three months ended June 30, 2025. The decrease in gross profit margin was also due to a higher average real estate inventory holding period during the first two quarters of 2025 compared to the first two quarters of 2024, along with our increased use of pricing adjustments and other incentives in recent periods as we focused on selling our aged real estate inventory.

Other gross profit margin was 36.8% for the three months ended June 30, 2025 compared to 31.9% for the three months ended June 30, 2024. This increase in gross profit margin was primarily due to a shift in the product mix of the asset-light platform offerings included in Other during the second quarter of 2025 compared to the second quarter of 2024. Our Agent Partnership Program, which generally has higher margins compared to the other offerings included within Other, represented a larger component of Other gross profit during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $7.0 million, or 34.8%, to $13.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to decreased average employee headcount, a decrease in variable costs associated with the decrease in homes sold, and a $1.4 million decrease in advertising expense as we continued to reposition and optimize our marketing efforts in response to the ongoing uneven residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $2.7 million, or 26.0%, to $7.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to decreased average employee headcount, a decrease in fees associated with our credit facilities and lower insurance costs. This decrease was partially offset by increased legal and other professional fees.

Technology and Development

Technology and development expense increased by less than $0.1 million, or 2.3%, to $1.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to increased third-party consulting fees, which was partially offset by a decreased average employee headcount.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 34

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents a gain of $0.3 million for the three months ended June 30, 2025 and a loss of less than $0.1 million for the three months ended June 30, 2024, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $0.9 million, or 20.0%, to $3.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a $66.8 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $280.4 million during the three months ended June 30, 2024 to $213.6 million during the three months ended June 30, 2025. The decrease in expense was also due to a 0.9% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the three months ended June 30, 2025 and 2024.

Income Tax Expense

We recorded income tax expense of less than $0.1 million and an income tax benefit of $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and our effective tax rate was an expense of 0.3% and a benefit 0.4% for the respective periods. Our effective tax rate during the three months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Cash Offer	$305,904	$522,725	$(216,821)	(41.5)%
Other	15,109	13,755	1,354	9.8%
Total revenue	321,013	536,480	(215,467)	(40.2)%
Cost of revenue:
Cash Offer	286,649	482,652	(196,003)	(40.6)%
Other	9,668	9,362	306	3.3%
Total cost of revenue	296,317	492,014	(195,697)	(39.8)%
Gross profit:
Cash Offer	19,255	40,073	(20,818)	(52.0)%
Other	5,441	4,393	1,048	23.9%
Gross profit	24,696	44,466	(19,770)	(44.5)%
Operating expenses:
Sales, marketing and operating	27,016	42,682	(15,666)	(36.7)%
General and administrative	14,992	22,493	(7,501)	(33.3)%
Technology and development	2,006	2,737	(731)	(26.7)%
Total operating expenses	44,014	67,912	(23,898)	(35.2)%
Loss from operations	(19,318)	(23,446)	4,128	(17.6)%
Other income (expense):
Change in fair value of warrant liabilities	72	335	(263)	(78.5)%
Interest expense	(7,187)	(9,486)	2,299	(24.2)%
Other income, net	540	1,369	(829)	(60.6)%
Total other expense	(6,575)	(7,782)	1,207	(15.5)%
Loss before income taxes	(25,893)	(31,228)	5,335	(17.1)%
Income tax expense	(67)	(69)	2	(2.9)%
Net loss	$(25,960)	$(31,297)	$5,337	(17.1)%

Revenue

Our consolidated revenue decreased by $215.5 million, or 40.2%, to $321.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our Cash Offer solution represents the substantial majority of our business, generating over 95% of our consolidated revenue during each of the six months ended June 30, 2025 and 2024.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 35

Cash Offer revenue decreased by $216.8 million, or 41.5%, to $305.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to lower sales volumes. We sold 912 homes during the six months ended June 30, 2025 compared to 1,589 homes during the six months ended June 30, 2024, representing a decrease of 42.6%. This decrease in homes sold was primarily due to our ongoing intentional reduction in home acquisition pace beginning in the second half of 2024 as we adjusted our home purchase criteria through more conservative acquisition underwriting, resulting in higher expected internal rates of return based on current residential real estate market conditions. Our focus on making more intentional offers and the ongoing reduction in home acquisition pace resulted in a fewer number of homes in real estate inventory during the first half of 2025. This has allowed us to balance our real estate inventory levels to potentially optimize our return in light of the sustained elevated and volatile mortgage interest rate environment, as the average thirty-year fixed mortgage rate continued to generally remain between 6.5% and 7% during the first half of 2025. This sustained elevated and volatile mortgage interest rate environment continues to negatively impact housing affordability and velocity, and create uncertainty for home buyers, which has hindered consumer demand for residential real estate for an extended period of time.

This decrease in homes sold was partially offset by an increase in the average resale home price from $333,000 in the six months ended June 30, 2024 to $342,000 in the six months ended June 30, 2025. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Other revenue increased by $1.4 million, or 9.8%, to $15.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to an increase in B2B Renovate revenue due to a higher average renovation transaction value per home during six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase in revenue was partially offset by a decrease in revenue associated with the transition from our historical listing service offering as we shifted our focus to our referral partner networks, which includes our homebuilder services, our Agent Partnership Program and our agent referral network.

Cost of Revenue

Our consolidated cost of revenue decreased by $195.7 million, or 39.8%, to $296.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Cash Offer cost of revenue decreased by $196.0 million, or 40.6%, to $286.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily attributable to lower sales volumes, which was partially offset by an increase in the real estate inventory valuation adjustment.

Other cost of revenue increased by $0.3 million, or 3.3%, to $9.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily attributable to an increase in costs associated with our B2B Renovate business due to a higher average renovation transaction cost per home during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was partially offset by lower volumes associated with our historical listing service offering as we transitioned our focus to our partner network.

Gross Profit

Our consolidated gross profit margin was 7.7% for the six months ended June 30, 2025 compared to 8.3% for the six months ended June 30, 2024.

Cash Offer gross profit margin was 6.3% for the six months ended June 30, 2025 compared to 7.7% for the six months ended June 30, 2024. The decrease in gross profit margin was primarily due to an increase in the real estate inventory valuation adjustment, from $1.2 million during the six months ended June 30, 2024 to $2.8 million during the six months ended June 30, 2025. The decrease in gross profit margin was also due to a higher average real estate inventory holding period during the first two quarters of 2025 compared to the first two quarters of 2024, along with our increased use of pricing adjustments and other incentives in recent periods as we focused on selling our aged real estate inventory.

Other gross profit margin was 36.0% for the six months ended June 30, 2025 compared to 31.9% for the six months ended June 30, 2024. This increase in gross profit margin was primarily due to a shift in the product mix of the asset-light platform offerings included in Other during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our Agent Partnership Program, which generally has higher margins compared to the other offerings included within Other, represented a larger component of Other gross profit during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $15.7 million, or 36.7%, to $27.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in expense was primarily attributable to

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 36

decreased average employee headcount, a decrease in variable costs associated with the decrease in homes sold and a $3.5 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $7.5 million, or 33.3%, to $15.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in expense was primarily attributable to decreased average employee headcount, a decrease in fees associated with our credit facilities and lower insurance costs. This decrease was partially offset by increased legal and other professional fees.

Technology and Development

Technology and development expense decreased by $0.7 million, or 26.7%, to $2.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2025 and 2024 represents gains of $0.1 million and $0.3 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $2.3 million, or 24.2%, to $7.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in expense was primarily attributable to a $55.2 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $282.1 million during the six months ended June 30, 2024 to $226.9 million during the six months ended June 30, 2025. This decrease in expense was also due to a 0.8% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt.

Other Income, Net

Other income, net during the six months ended June 30, 2025 and 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net also includes gains or losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of $0.1 million during each of the six months ended June 30, 2025 and 2024, and our effective tax rate was an expense of 0.3% and 0.2% for the respective periods. Our effective tax rate during the six months ended June 30, 2025 differed from the federal statutory rate of 21% primarily due to net operating loss carryforwards and state taxes.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities. As of June 30, 2025, we had cash and cash equivalents of $22.7 million and had a total undrawn borrowing capacity under our senior and mezzanine secured credit facilities of $567.9 million, $17.5 million of which is committed and $550.4 million uncommitted.

On July 31, 2025, we entered into a $15.0 million Revolving Credit Facility. For additional information, refer above to “Overview–Revolving Credit Facility.”

On July 25, 2025, we issued and sold 2,857,143 shares of our Class A common stock and warrants to purchase up to 1,428,571 shares of our Class A common stock in our July 2025 Offering, generating gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses. We intend to use the net proceeds from the July 2025 Offering for general working capital. For additional information, refer above to “Overview–July 2025 Offering.”

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and six months ended June 30, 2025, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of asset-light platform services.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 37

While we remain focused on strategically deepening our penetration of existing markets through our asset-light platform offerings, we expect our working capital requirements will continue to increase over the long term as we seek to expand our operations over time. We believe our cash on hand, together with proceeds from the resale of homes, fees and commissions earned from our asset-light platform offerings, the net proceeds from our July 2025 Offering and the Revolving Credit Facility, and cash from future borrowings available under each of our existing credit facilities, or the entry into new debt financing arrangements or the issuance of equity instruments, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements depends on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. The uncertain economic outlook and uneven residential real estate market conditions have impacted, and may continue to impact, our business negatively. Based on these and other current market conditions, as described above, we may seek additional financing. Volatility in the credit markets, rising interest rates and softened consumer demand for residential real estate may have an adverse effect on our ability to obtain other debt financing, on favorable terms or at all. If we are not able to obtain necessary capital to meet our business objectives, we may need to further stall, moderate or decelerate our expansion activities, which may include various restructuring alternatives and options, including more significant cost reductions, product and operational changes focused on reductions in working capital requirements, including pausing or reducing real estate inventory acquisitions, and other actions to enhance the preservation of cash. If we are able to raise additional funds through further issuances of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our financing activities primarily include borrowings under our senior secured credit facilities, mezzanine secured credit facilities and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, increase penetration in existing markets, expansion into new markets and other strategic initiatives, and we expect this to continue in the future over the longer term. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Given the general economic conditions and health of the U.S. residential real estate industry in recent periods, we have increased our focus on growing our asset-light platform offerings, which require lower levels of capital investment as compared to our Cash Offer solution. Additionally, we have reduced our home acquisition pace as part of our effort to balance our real estate inventory levels to potentially optimize our return, resulting in a fewer number of homes in real estate inventory. Given we anticipate lower cash requirements as a result of these strategic changes, we have lowered the borrowing capacities available under our secured credit facilities during the three months ended June 30, 2025 to better align with our anticipated financing requirements. The amount of our reduction in borrowing availability also represents debt capacity under our secured credit facilities that we have not historically utilized or relied upon in full. This reduction in the borrowing capacities has also decreased the fees associated with our credit facilities, a trend we expect to persist in the future as our asset-light platform offerings continue to increase and become a more significant component of our operations.

To support our continued growth and long-term strategic initiatives, we also entered into a $15.0 million Revolving Credit Facility on July 31, 2025. For additional information, refer above to “Overview–Revolving Credit Facility.”

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$164,726	7.12%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2026	April 2026
Related party	25,539	24,461	50,000	11,860	9.32%	March 2025	February 2026
Senior financial institution 4	—	30,000	30,000	785	10.15%	August 2025	February 2026
Senior secured credit facilities	$50,539	$579,461	$630,000	$177,371

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 38

As of June 30, 2025, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$13,125	$21,875	$35,000	$23,761	13.00%	June 2026	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2026	April 2026
Related party facility 2	6,811	15,189	22,000	2,956	13.00%	March 2025	February 2026
Mezzanine secured credit facilities	$19,936	$122,064	$142,000	$26,717

As of June 30, 2025, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As of June 30, 2025, we were in compliance with all covenants and no event of default had occurred. In July 2025, we obtained a temporary waiver of minimum liquidity and tangible net worth covenants under the related party facilities described above. In connection with this waiver, the associated revolving/withdrawal periods for each facility, as applicable, have expired.

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of June 30, 2025 and December 31, 2024, the weighted-average interest rate under our other senior secured debt was 9.01% and 9.24%, respectively.

Revolving Credit Facility

On July 31, 2025, we entered into a $15.0 million Revolving Credit Facility with a three-year term, to support our continued growth and long-term strategic initiatives. Borrowings under the Revolving Credit Facility accrue interest at 8.50% per annum.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 39

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash used in operating activities	$(23,646)	$(51,999)
Net cash used in investing activities	(1,079)	(318)
Net cash (used in) provided by financing activities	(22,155)	45,381
Net change in cash, cash equivalents and restricted cash	$(46,880)	$(6,936)

Operating Activities

Net cash used in operating activities was $23.6 million and $52.0 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, net cash used in operating activities primarily resulted from the $26.0 million net loss during the period, which included $3.0 million of non-cash stock-based compensation expense and a $2.8 million non-cash real estate inventory valuation adjustment. Net cash used in operating activities during the six months ended June 30, 2025 was also due to a $3.7 million increase in accounts receivable, primarily due to a higher number of home sales pending receipt of cash from the title company as compared to December 31, 2024.

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

Investing Activities

Net cash used in investing activities was $1.1 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively. Net cash used in investing activities during each of the respective periods principally represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $22.2 million and $45.4 million during the six months ended June 30, 2025 and 2024, respectively. Net cash used in financing activities during the six months ended June 30, 2025 primarily consisted of $332.9 million of repayments of credit facilities and other debt, which was partially offset by $310.9 million of borrowings from credit facilities and other debt. This net decrease in credit facility funding of $22.0 million was primarily attributable to reduced borrowing levels as a result of certain credit facility lenders advancing new loan funds at a lower rate during the six months ended June 30, 2025.

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

Other than as described above under “Liquidity and Capital Resources”, there have been no material changes in our material cash requirements and other obligations since December 31, 2024.

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

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 40

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 41

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) The Company’s board of directors (the “Board”) previously adopted, subject to stockholder approval, an Amendment (the “Amendment”) to the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “Plan”), which was approved by the Company’s stockholders on July 30, 2025 at the Company’s special meeting of stockholders (the “2025 Special Meeting”). The Amendment, among other things, increases the aggregate number of shares of Class A common stock, that may be issued pursuant to awards under the Plan by 2,721,500 shares.

A more complete description of the terms of the Amendment can be found in “Proposal 1: Approval of an Amendment to the Company’s 2021 Incentive Award Plan to, Among Other Things, Increase the Number of Shares of the Company’s Class A Common Stock Available for Issuance Thereunder” in the Company’s definitive proxy statement filed with the SEC on June 27, 2025 (the “Proxy Statement”), which description is incorporated herein by reference.

The foregoing description of the Amendment to the Plan and the description incorporated by reference from the Proxy Statement are qualified in their entirety by reference to the text of such Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.5, and incorporated herein by reference.

At the Company’s 2025 Special Meeting, held on July 30, 2025, holders of Class A common stock were entitled to one vote per share held as of the close of business on June 20, 2025 (the “Record Date”). The following are the voting results for the proposals considered and voted upon at the 2025 Special Meeting, each of which were described in the Proxy Statement.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 42

Proposal 1 - Approval of an Amendment to the Company’s 2021 Incentive Award Plan to, Among Other Things, Increase the number of Shares of the Company’s Class A Common Stock Available for Issuance Thereunder (“Proposal 1”).

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker Non-Votes
13,453,287	1,407,169	117	0

Proposal 2 - Approval of an Adjournment of the Special Meeting, if Necessary, to Solicit Additional Proxies if There are not Sufficient Votes in Favor of Proposal 1 (“Proposal 2”).

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker Non-Votes
13,436,403	1,423,907	263	0

Based on the foregoing votes, the Company’s stockholders approved each of Proposal 1 and Proposal 2.

(b) None.

(c) During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 43

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
4.1	Form of Common Stock Purchase Warrant	8-K	001-39641	4.1	7/28/25
10.1	Ninth Amended and Restated Loan and Security Agreement, dated as of May 6, 2025, by and among Offerpad (SVPBORROWER1), LLC, LL Private Lending Fund, L.P., LL Private Lending Fund II, L.P., and LL Funds, LLC.	8-K	001-39641	10.1	5/12/25
10.2	Fourth Amended and Restated Mezzanine Loan and Security Agreement, dated as of May 6, 2025, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.2	5/12/25
10.3	Amendment Number Seven, dated June 10, 2025, to Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC and OP SPE TPA1, LLC	8-K	001-39641	10.1	6/11/25
10.4	Form of Securities Purchase Agreement	8-K	001-39641	10.1	7/28/25
10.5	Amendment to the Offerpad Solutions Inc. 2021 Incentive Award Plan	S-8	333-289102	99.2	7/30/25
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: August 4, 2025	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 4, 2025	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Second Quarter 2025 Form 10-Q | 45