Form 10-Q
period 2025-09-30
Offerpad Solutions Inc.
filed 2025-11-03
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 27, 2025, there were 36,859,946 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “potentially,” “may,” “should,” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition pace, volume and strategy, mortgage rates, cash requirements, financing plans and borrowing capacity, our intended use of net proceeds from our issuances of equity securities and debt financing arrangements, our prospects, optimized returns, potential growth or expansion evaluations, strategies, including without limitation, regarding product and service offerings and their expected impacts, compliance with applicable laws, regulations and New York Stock Exchange (“NYSE”) continued listing rules, macroeconomic trends, potential tariffs or retaliations against such tariffs, geopolitical concerns, and the markets in which Offerpad operates.

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
•
the success of strategic relationships with third parties; and
•
our ability to regain compliance with NYSE Rule 802.01B, sufficiently execute our business plan, or failure to comply with other NYSE continued listing rules.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		September 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$30,959	$43,018
Restricted cash		2,685	30,608
Accounts receivable		7,388	3,848
Real estate inventory		162,367	214,174
Prepaid expenses and other current assets		2,207	2,564
Total current assets		205,606	294,212
Property and equipment, net		9,313	9,127
Other non-current assets		8,542	9,714
TOTAL ASSETS	(1)	$223,461	$313,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$1,912	$1,922
Accrued and other current liabilities		10,361	11,804
Secured credit facilities and other debt, net		126,335	195,378
Secured credit facilities and other debt - related party		15,828	41,861
Warrant liabilities		1,146	—
Total current liabilities		155,582	250,965
Revolving credit facility, net		14,638	—
Warrant liabilities		—	231
Other long-term liabilities		13,389	14,204
Total liabilities	(2)	183,609	265,400
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 34,928 and 27,379 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		3	3
Additional paid in capital		537,459	507,696
Accumulated deficit		(497,610)	(460,046)
Total stockholders’ equity		39,852	47,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$223,461	$313,053

________________

(1)
Our consolidated assets as of September 30, 2025 and December 31, 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $2,360 and $30,608; Accounts receivable, $432 and $0; Real estate inventory, $162,367 and $214,174; Prepaid expenses and other current assets, $164 and $345; Total assets of $165,323 and $245,127, respectively.
(2)
Our consolidated liabilities as of September 30, 2025 and December 31, 2024 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $426 and $591; Accrued and other current liabilities, $1,055 and $1,326; Secured credit facilities and other debt, net, $142,163 and $237,273; Total liabilities, $143,644 and $239,190, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data) (Unaudited)	2025	2024	2025	2024
Revenue	$132,681	$208,067	$453,694	$744,547
Cost of revenue	123,345	190,927	419,662	682,941
Gross profit	9,336	17,140	34,032	61,606
Operating expenses:
Sales, marketing and operating	10,141	16,864	37,157	59,546
General and administrative	5,149	8,254	20,141	30,747
Technology and development	788	947	2,794	3,684
Total operating expenses	16,078	26,065	60,092	93,977
Loss from operations	(6,742)	(8,925)	(26,060)	(32,371)
Other income (expense):
Change in fair value of warrant liabilities	(987)	14	(915)	349
Interest expense	(3,646)	(5,114)	(10,833)	(14,600)
Other income, net	151	512	691	1,881
Total other expense	(4,482)	(4,588)	(11,057)	(12,370)
Loss before income taxes	(11,224)	(13,513)	(37,117)	(44,741)
Income tax expense	(380)	(24)	(447)	(93)
Net loss	$(11,604)	$(13,537)	$(37,564)	$(44,834)
Net loss per share, basic	$(0.37)	$(0.49)	$(1.30)	$(1.64)
Net loss per share, diluted	$(0.37)	$(0.49)	$(1.30)	$(1.64)
Weighted average common shares outstanding, basic	31,281	27,439	28,885	27,388
Weighted average common shares outstanding, diluted	31,281	27,439	28,885	27,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	27,710	$3	$510,538	$(486,006)	$24,535
Issuance of common stock upon exercise of stock options	57	—	168	—	168
Issuance of common stock upon vesting of restricted stock units	8	—	(3)	—	(3)
Issuance of common stock from July 2025 Offering, net	2,857	—	3,757	—	3,757
Issuance of 2025 warrants, net	—	—	1,404	—	1,404
Issuance of common stock from Sale Agreement, net	4,296	—	20,780	—	20,780
Stock-based compensation expense	—	—	815	—	815
Net loss	—	—	—	(11,604)	(11,604)
Balance at September 30, 2025	34,928	$3	$537,459	$(497,610)	$39,852

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	27,329	$3	$506,748	$(429,184)	$77,567
Issuance of common stock upon exercise of stock options	1	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	31	—	(33)	—	(33)
Stock-based compensation expense	—	—	715	—	715
Net loss	—	—	—	(13,537)	(13,537)
Balance at September 30, 2024	27,361	$3	$507,431	$(442,721)	$64,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	27,379	$3	$507,696	$(460,046)	$47,653
Issuance of common stock upon exercise of stock options	57	—	168	—	168
Issuance of common stock upon vesting of restricted stock units	339	—	(200)	—	(200)
Issuance of common stock from July 2025 Offering, net	2,857	—	3,757	—	3,757
Issuance of 2025 warrants, net	—	—	1,404	—	1,404
Issuance of common stock from Sale Agreement, net	4,296	—	20,780	—	20,780
Stock-based compensation expense	—	—	3,854	—	3,854
Net loss	—	—	—	(37,564)	(37,564)
Balance at September 30, 2025	34,928	$3	$537,459	$(497,610)	$39,852

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	27,233	$3	$499,660	$(397,887)	$101,776
Issuance of common stock upon exercise of stock options	6	—	17	—	17
Issuance of common stock upon vesting of restricted stock units	122	—	(77)	—	(77)
Stock-based compensation expense	—	—	7,831	—	7,831
Net loss	—	—	—	(44,834)	(44,834)
Balance at September 30, 2024	27,361	$3	$507,431	$(442,721)	$64,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
($ in thousands) (Unaudited)	2025	2024
Cash flows from operating activities:
Net loss	$(37,564)	$(44,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	712	464
Amortization of debt financing costs	700	1,466
Real estate inventory valuation adjustment	4,801	2,016
Stock-based compensation	3,854	7,831
Change in fair value of warrant liabilities	915	(349)
Loss on disposal of property and equipment	162	62
Changes in operating assets and liabilities:
Accounts receivable	(3,540)	4,346
Real estate inventory	47,006	18,012
Prepaid expenses and other assets	1,529	3,920
Accounts payable	(10)	(2,382)
Accrued and other liabilities	(2,258)	(2,956)
Net cash provided by (used in) operating activities	16,307	(12,404)
Cash flows from investing activities:
Purchases of property and equipment	(1,079)	(1,245)
Proceeds from sale of property and equipment	19	46
Net cash used in investing activities	(1,060)	(1,199)
Cash flows from financing activities:
Borrowings from secured credit facilities and other debt	360,641	628,105
Repayments of secured credit facilities and other debt	(456,293)	(635,877)
Payment of debt financing costs	(486)	(73)
Borrowings on revolving credit facility	15,000	—
Proceeds from July 2025 Offering	6,000	—
Issuance costs of July 2025 Offering	(839)	—
Proceeds from Sale Agreement offering	21,718	—
Issuance costs of Sale Agreement offering	(938)	—
Proceeds from exercise of stock options	168	17
Payments for taxes related to stock-based awards	(200)	(77)
Net cash used in financing activities	(55,229)	(7,905)
Net change in cash, cash equivalents and restricted cash	(39,982)	(21,508)
Cash, cash equivalents and restricted cash, beginning of period	73,626	79,934
Cash, cash equivalents and restricted cash, end of period	$33,644	$58,426
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$30,959	$48,504
Restricted cash	2,685	9,922
Total cash, cash equivalents and restricted cash	$33,644	$58,426
Supplemental disclosure of cash flow information:
Cash payments for interest	$12,958	$19,204
Cash payments for taxes, net of refunds received	$392	$262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 8

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

The Company is headquartered in Tempe, Arizona and operates in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of September 30, 2025.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 9

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

The Company recorded real estate inventory valuation adjustments of $2.0 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Warrant Instruments

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments should be classified as liabilities or equity.

For outstanding warrants that meet the criteria for equity classification, the Company recognizes the warrants at fair value (or relative fair value if the warrants are issued in a bundled transaction with debt and/or equity offerings). The Company does not recognize subsequent changes in fair value for equity classified warrants after the issuance date.

For outstanding warrants that do not meet the criteria for equity classification, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations.

Refer to Note 7. Warrant Liabilities and Note 9. Stockholders’ Equity for further details.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2025	2024
Homes preparing for and under renovation	$17,140	$38,479
Homes listed for sale	100,441	135,937
Homes under contract to sell	44,786	39,758
Real estate inventory	$162,367	$214,174

Note 3. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2025	2024
Leasehold improvements	$6,060	$1,055
Rooftop solar panel systems	4,935	4,958
Office equipment and furniture	1,284	687
Software systems	386	386
Computers and equipment	242	242
Construction in progress	—	5,440
Property and equipment, gross	12,907	12,768
Less: accumulated depreciation	(3,594)	(3,641)
Property and equipment, net	$9,313	$9,127

Depreciation expense was $0.2 million in each of the three months ended September 30, 2025 and 2024, respectively, and $0.7 million and $0.5 million during the nine months ended September 30, 2025 and 2024, respectively.

Note 4. Leases

The Company’s operating lease arrangements consist of its corporate headquarters in Tempe, Arizona, and field office facilities in certain metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multiyear renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2025 and 2024, operating lease costs were $0.4 million and $0.8 million, respectively, and variable and short-term lease costs were less than $0.1 million during each of the respective periods. During the nine months ended September 30, 2025 and 2024, operating lease costs were $1.8 million and $2.6 million, respectively, and variable and short-term lease costs were $0.1 million and less than $0.1 million, respectively.

Cash payments for amounts included in the measurement of operating lease liabilities were $0.5 million and $0.9 million during the three months ended September 30, 2025 and 2024, respectively and $1.5 million and $1.8 million during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company utilized tenant incentive allowances of $0.8 million. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the three and nine months ended September 30, 2025. There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during the three months ended September 30, 2024. Right-of-use assets obtained in exchange for new or acquired operating lease liabilities were $7.9 million during the nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, the Company’s operating leases had a weighted-average remaining lease term of 9.5 years and 9.7 years, respectively, and the weighted-average discount rate was 7.5% and 7.4% during the respective periods.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s operating lease liability maturities as of September 30, 2025 are as follows:

($ in thousands)
Remainder of 2025	$514
2026	2,089
2027	1,949
2028	1,922
2029	1,974
2030	2,029
Thereafter	9,834
Total future lease payments	20,311
Less: Imputed interest	(5,848)
Total lease liabilities	$14,463

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		September 30,	December 31,
($ in thousands)	Financial Statement Line Items	2025	2024
Right-of-use assets	Other non-current assets	$7,546	$8,580
Lease liabilities:
Current liabilities	Accrued and other current liabilities	1,074	963
Non-current liabilities	Other long-term liabilities	13,389	14,204
Total lease liabilities		$14,463	$15,167

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2025	2024
Home renovation	$3,469	$3,684
Interest	1,119	1,293
Operating lease liabilities	1,074	963
Legal and professional obligations	997	344
Payroll and other employee related expenses	967	1,895
Marketing	144	757
Other	2,591	2,868
Accrued and other current liabilities	$10,361	$11,804

The Company incurred advertising expenses of $1.6 million and $2.2 million during the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $10.1 million during the nine months ended September 30, 2025 and 2024, respectively.

Other long-term liabilities consists of the non-current portion of our operating lease liabilities as of September 30, 2025 and December 31, 2024.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2025	2024
Senior secured credit facilities with financial institutions	$75,389	$166,914
Senior secured credit facility with a related party	4,025	18,329
Senior secured debt - other	51,045	21,433
Mezzanine secured credit facilities with financial institutions	—	7,707
Mezzanine secured credit facilities with a related party	11,803	23,532
Revolving credit facility	15,000	—
Debt financing costs	(461)	(676)
Total credit facilities and other debt, net	$156,801	$237,239

The following details the classification of the Company’s credit facilities and other debt, as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2025	2024
Total credit facilities and other debt, net, current	$126,335	$195,378
Total credit facilities and other debt - related party, current	15,828	41,861
Total credit facilities and other debt, net, current	142,163	237,239
Revolving credit facility, net, non-current	14,638	—
Total credit facilities and other debt, net	$156,801	$237,239

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

Under the Company’s senior secured credit facilities and mezzanine secured credit facilities, amounts can be borrowed, repaid and borrowed again during the revolving period. Any borrowings above the committed amounts are subject to the applicable lender’s discretion. The borrowing capacity is generally expected to be available until the end of the applicable revolving period as reflected in the tables below. Outstanding amounts drawn under each senior secured credit facility and mezzanine secured credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event.

The Company’s senior secured credit facilities and mezzanine secured credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured credit facilities. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds or the performance of the properties financed under that facility declines, and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 13

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$75,389	7.11%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2026	April 2026
Related party	25,539	24,461	50,000	4,025	9.32%	March 2025	February 2026
Senior financial institution 4	—	50,000	50,000	—	10.15%	September 2026	March 2027
Senior secured credit facilities	$50,539	$599,461	$650,000	$79,414

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$150,000	$250,000	$400,000	$110,109	7.93%
Senior financial institution 2	—	200,000	200,000	—	8.01%
Senior financial institution 3	100,000	50,000	150,000	30,941	8.38%
Related party	30,000	20,000	50,000	18,329	10.09%
Senior financial institution 4	—	30,000	30,000	25,864	9.76%
Senior secured credit facilities	$280,000	$550,000	$830,000	$185,243

As of September 30, 2025, the Company had five senior secured credit facilities, four with separate financial institutions and one with a related party, which holds more than 5% of the Company’s Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During October 2025, the Company entered into a new 18-month loan and security agreement with a related party. The loan and security agreement provides for a $15.0 million senior secured credit facility, which is comprised of $7.5 million in committed borrowing capacity and $7.5 million that is uncommitted. Borrowings under such senior secured credit facility accrue interest at a rate based on a SOFR reference rate, plus a variable margin, with an interest rate floor.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$13,125	$21,875	$35,000	$10,526	13.00%	July 2025	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2026	April 2026
Related party facility 2	6,811	15,189	22,000	1,277	13.00%	March 2025	February 2026
Mezzanine secured credit facilities	$19,936	$122,064	$142,000	$11,803

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$18,372	13.67%
Mezzanine financial institution 1	—	45,000	45,000	—	13.86%
Mezzanine financial institution 2	26,667	13,333	40,000	7,707	12.39%
Related party facility 2	8,000	14,000	22,000	5,160	13.59%
Mezzanine secured credit facilities	$79,667	$97,333	$177,000	$31,239

As of September 30, 2025, the Company had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of the Company’s Class A common stock. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes its existing cash on hand, proceeds from the resale of homes, fees and commissions earned from its asset-light platform offerings, and cash from future borrowings available under each of the Company’s existing credit facilities, or the entry into additional new debt financing arrangements or further issuance of equity securities, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least twelve months following the date these condensed consolidated financial statements are issued.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2025, the Company was in compliance with all covenants and no event of default had occurred. At various points during the nine months ended September 30, 2025, the Company obtained temporary waivers of certain covenants under certain of its related party credit facilities. In connection with the most recent waiver obtained in July 2025, the associated revolving/withdrawal periods for each facility, as applicable, expired.

Senior Secured Debt - Other

The Company has two borrowing arrangements with financial institutions to support purchases of real estate inventory. Borrowings under each of these arrangements accrue interest at a rate based on a SOFR reference rate, plus a margin, which varies by arrangement. As of September 30, 2025 and December 31, 2024, the weighted-average interest rate under the Company’s other senior secured debt was 8.94% and 9.24%, respectively.

Revolving Credit Facility

In July 2025, the Company entered into a three-year, $15.0 million revolving credit facility with a lender (the “Revolving Credit Facility”) to support its continued growth and long-term strategic initiatives. Borrowings under the Revolving Credit Facility accrue interest at 8.50% per annum and are secured by certain of the Company’s assets. As of September 30, 2025, the Company had $14.6 million in outstanding borrowings under the Revolving Credit Facility, net of debt financing costs.

The Revolving Credit Facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of September 30, 2025, the Company was in compliance with all covenants and no event of default had occurred.

Note 7. Warrant Liabilities

As of September 30, 2025, the Company had outstanding warrant liabilities consisting of 16.1 million public warrants and 5.7 million private placement warrants, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

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

Other Warrants

The foregoing discussion in this Note 7. Warrant Liabilities excludes the warrants that were issued and sold by the Company during July 2025 as these warrants are classified as equity securities. Refer to Note 9. Stockholders’ Equity, for further details.

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

During July 2025, the Company issued and sold shares of its Class A common stock and warrants to purchase shares of its Class A common stock. As the warrants issued and sold in the transaction meet the criteria for equity classification, the Company allocated the aggregate proceeds from this transaction based on the relative fair values of the Class A common stock and warrants issued and sold in the transaction. The Company determined the fair value of the Class A common stock on a nonrecurring basis using Level 1 inputs and the fair value of the warrants on a nonrecurring basis using Level 3 inputs. Refer to Note 9. Stockholders’ Equity, for further details.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of September 30, 2025	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$803	$—	$—
Private placement warrant liabilities	$—	$—	$343

As of December 31, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$128	$—	$—
Private placement warrant liabilities	$—	$—	$103

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $(0.7) million and less than $(0.1) million during the three months ended September 30, 2025 and 2024, respectively, and $(0.7) million and $(0.3) million during the nine months ended September 30, 2025 and 2024, respectively. These changes are recorded in Change in fair value of warrant liabilities in our condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Beginning balance	$84	$78	$103	$166
Change in fair value of private placement warrants included in net loss	259	(4)	240	(92)
Ending balance	$343	$74	$343	$74

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2025 and 2024.

Note 9. Stockholders’ Equity

Authorized Capital Stock

We are authorized to issue 2,100,000,000 shares of capital stock, which consists of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock, both of which have a par value $0.0001 per share.

Class A Common Stock

Market Information

Our Class A common stock trades on the New York Stock Exchange under the symbol “OPAD” and our public warrants trade on the OTC Markets Group Pink Market under the symbol “OPADW.”

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 2025 Offering

During July 2025, we issued and sold 2,857,143 shares (the “Shares”) of our Class A common stock and warrants to purchase up to 1,428,571 shares (“2025 Warrants”) of our Class A common stock for aggregate gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses (the “July 2025 Offering”). The Shares and 2025 Warrants were offered and sold on a combined basis for consideration equating to $2.10 for one share and half of one warrant.

The 2025 Warrants have an exercise price of $2.30 per share and are initially exercisable on January 26, 2026 and will expire on January 26, 2030. The 2025 Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2025 Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the 2025 Warrants), including the right of the holder thereof to receive from us or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of our Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in the 2025 Warrants) of the unexercised portion of the warrant on the date of the consummation of such fundamental transaction. The 2025 Warrants also include cashless exercise rights to the extent there is not an effective registration statement registering the resale of the shares of Class A common stock underlying the 2025 Warrants.

Based on the terms and conditions included in the 2025 Warrant agreements, the 2025 Warrants meet the criteria for equity classification. Accordingly, we allocated the $6.0 million of aggregate gross proceeds from the July 2025 Offering based on the relative fair values of the Class A common stock and warrants issued and sold in the transaction. We determined the fair value of the Class A common stock based on the closing price of our Class A common stock on the transaction date. We used the Black-Scholes-Merton option pricing model to determine the fair value of the 2025 Warrants as of the transaction date. Based on the calculated relative fair values of the Class A common stock and 2025 Warrants, we allocated $4.4 million of the aggregate gross proceeds to the Class A common stock and $1.6 million of the aggregate gross proceeds to the 2025 Warrants. We also allocated the $0.8 million of associated transaction costs between the Class A common stock and warrants in the same proportion as the proceeds.

Other Warrants

In addition to the 2025 Warrants described above, we have outstanding public and private warrants to purchase shares of our Class A common stock that do not meet the criteria for equity classification and are recognized as liabilities. Refer to Note 7. Warrant Liabilities for further details.

Sale Agreement

During August 2025, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which we may offer and sell up to $100,000,000 of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. We have no obligation to sell any shares under the Sale Agreement, but we may do so from time to time.

During the three months ended September 30, 2025, we sold 4,295,542 shares of our Class A common stock under the Sale Agreement for aggregate gross proceeds of $21.7 million, before commissions and other offering costs of $0.9 million. As of September 30, 2025, we had $78.3 million of remaining availability under the Sale Agreement.

During October 2025, we sold an additional 2,278,953 shares of our Class A common stock under the Sale Agreement for aggregate gross proceeds of $8.5 million, before commissions and other offering costs of $0.3 million.

Shares Outstanding

As of September 30, 2025, we had 34,928,124 shares of Class A common stock issued and outstanding.

Preferred Stock

As of September 30, 2025, there were no shares of preferred stock issued and outstanding.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 18

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

On June 17, 2025, the Board adopted an amendment to the 2021 Plan which increased the aggregate number of shares reserved for issuance under the 2021 Plan by 2,721,500 shares (the “Amendment”). The Amendment became effective on June 17, 2025, and was approved by our stockholders on July 30, 2025 at a special meeting of stockholders.

Following the annual increase and the Amendment, 5,340,535 shares of Class A common stock were reserved for issuance under the 2021 Plan as of September 30, 2025.

As of September 30, 2025, the Company has outstanding stock options, restricted stock units (“RSUs”) and other stock or cash-based awards that have been granted under the 2021 Plan.

Employee Stock Purchase Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031. As of September 30, 2025, there were 283,876 shares reserved for issuance under the ESPP, and no shares have been issued under the ESPP.

Restricted Stock Units

The following summarizes RSU award activity during the nine months ended September 30, 2025:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	898	$8.11
Granted	4,147	1.28
Vested and settled	(455)	6.89
Forfeited	(189)	4.90
Outstanding as of September 30, 2025	4,401	1.94

As of September 30, 2025, 0.3 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of our Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of September 30, 2025, the Company had $5.6 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.44 years. The fair value of RSUs that vested and settled during the nine months ended September 30, 2025 and 2024 was $2.4 million and $2.9 million, respectively.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the nine months ended September 30, 2025.

As of September 30, 2025, the Company had $1.6 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 2.20 years.

Stock Options

The following summarizes stock option activity during the nine months ended September 30, 2025:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	844	$11.30	3.16	$—
Granted	—	—
Exercised	(57)	2.95
Forfeited, canceled or expired	(129)	14.09
Outstanding as of September 30, 2025	658	11.48	1.83	134
Exercisable as of September 30, 2025	654	11.42	1.80	134
Vested and expected to vest as of September 30, 2025	658	11.48	1.83	134

The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $0.1 million and less than $0.1 million, respectively.

As of September 30, 2025, the Company had unrecognized stock-based compensation expense related to unvested stock options of $0.1 million. This expense is expected to be recognized over a weighted average period of 0.49 years. The fair value of stock options that vested during each of the nine months ended September 30, 2025 and 2024 was $0.7 million.

Performance-Based Restricted Stock Units

The following summarizes performance-based RSU (“PSU”) award activity during the nine months ended September 30, 2025:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	110	$70.81
Granted	—	—
Vested	—	—
Forfeited	(110)	70.81
Outstanding as of September 30, 2025	—	—

The PSU performance period ended during the first quarter of 2025, with none of the pre-determined price per share goals being achieved. Accordingly, the PSUs were automatically forfeited and terminated without consideration.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Sales, marketing and operating	$119	$69	$809	$2,374
General and administrative	644	561	2,649	4,956
Technology and development	52	85	396	501
Stock-based compensation expense	$815	$715	$3,854	$7,831

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 20

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2025	2024
Assets
Restricted cash	$2,360	$30,608
Accounts receivable	432	—
Real estate inventory	162,367	214,174
Prepaid expenses and other current assets	164	345
Total assets	$165,323	$245,127
Liabilities
Accounts payable	$426	$591
Accrued and other current liabilities	1,055	1,326
Secured credit facilities and other debt, net	142,163	237,273
Total liabilities	$143,644	$239,190

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(11,604)	$(13,537)	$(37,564)	$(44,834)
Denominator:
Weighted average common shares outstanding, basic	31,281	27,439	28,885	27,388
Dilutive effect of stock options (1)	—	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—	—
Dilutive effect of 2025 Warrants (1)	—	—	—	—
Weighted average common shares outstanding, diluted	31,281	27,439	28,885	27,388
Net loss per share, basic	$(0.37)	$(0.49)	$(1.30)	$(1.64)
Net loss per share, diluted	$(0.37)	$(0.49)	$(1.30)	$(1.64)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	701	817	765	919
Anti-dilutive restricted stock units (1)	2,132	780	1,004	135
Anti-dilutive 2025 Warrants (1)	1,429	—	1,429	—
Anti-dilutive warrants	1,452	1,452	1,452	1,452
Anti-dilutive performance-based restricted stock units	—	115	24	118

(1) Due to the net loss during each of the three and nine months ended September 30, 2025 and 2024, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 21

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

The Company recorded income tax expense of $0.4 million and less than $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.1 million during the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was an expense of 3.4% and 0.2% for the three months ended September 30, 2025 and 2024, respectively, and an expense of 1.2% and 0.2% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate during the three and nine months ended September 30, 2025 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards. The valuation allowance recorded against our net deferred tax assets was $125.9 million as of September 30, 2025.

As of September 30, 2025, we continue to have a full valuation allowance recorded against our net deferred tax assets and will continue to evaluate our valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if we employ tax planning strategies in the future.

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

Note 14. Related-Party Transactions

LL Credit Facilities

As of September 30, 2025, we have one senior secured credit facility and two mezzanine secured credit facilities with affiliates of LL Capital Partners I, L.P. (“LL Capital”), a related party. The following summarizes certain details related to these facilities, which are further described in Note 6. Credit Facilities and Other Debt:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facility with a related party	$50,000	$4,025	$50,000	$18,329
Mezzanine secured credit facilities with a related party	$57,000	$11,803	$92,000	$23,532

Since October 2016, we have been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital. Combined with its limited partners, LL Capital holds more than 5% of our Class A common stock as of September 30, 2025. Additionally, Roberto Sella, who is a member of our Board and holds more than 5% of our Class A common stock, is the managing partner of LL Funds, LLC. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which we may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $50.0 million and $22.0 million, respectively. The LL Funds Loan Agreement also provides us with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion.

Since March 2020, we have also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital. Under the LL Mezz Loan Agreement, we may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $35.0 million.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During October 2025, we entered into a new senior loan and security agreement (the “2025 LL Senior Loan Agreement”) with LL Private Lending Fund II, L.P. Under the 2025 LL Senior Loan Agreement, we may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $15.0 million.

At various points during the nine months ended September 30, 2025, we obtained temporary waivers of certain covenants under certain of our related party credit facilities. In connection with the most recent waiver obtained in July 2025, the associated revolving/withdrawal periods for each facility, as applicable, expired.

We paid interest for borrowings under the LL credit facilities of $1.0 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $2.8 million during the nine months ended September 30, 2025 and 2024, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of our Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of our Board, was the chief executive officer of First American through early April 2025. During 2025, we used First American’s services in the ordinary course of our home-buying and home-selling activities. We paid First American $0.4 million and $1.1 million during the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $4.3 million during the nine months ended September 30, 2025 and 2024, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

Offerpad has historically employed Brian Bair’s brothers, Mr. Vaughn Bair and Mr. Casey Bair, and Mr. Brian Bair’s sister-in-law, Ms. Katie Bullard. The following details the total compensation paid to the immediate family members of Brian Bair during each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Mr. Vaughn Bair (1)	$114	$114	$435	$376
Mr. Casey Bair (2)	69	108	269	353
Ms. Katie Bullard (1)	41	41	128	108
	$224	$263	$832	$837

(1) Compensation for Mr. Vaughn Bair and Ms. Katie Bullard includes both base salary and annual performance-based cash incentives during the respective year-to-date periods.

(2) Compensation for Mr. Casey Bair during the three and nine months ended September 30, 2025, includes severance payments in connection with his separation from service with the Company in August 2024. Compensation during the three and nine months ended September 30, 2024, includes base salary and severance payments, and during the nine months ended September 30, 2024 includes annual performance-based cash incentives.

The following details the RSUs granted to Mr. Vaughn Bair, Mr. Casey Bair, and Ms. Katie Bullard, during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mr. Vaughn Bair (1)	410,000	—	430,433	42,500
Mr. Casey Bair (2)	—	—	—	40,000
Ms. Katie Bullard	—	—	20,000	6,000
	410,000	—	450,433	88,500

(1) During June 2025, the Compensation Committee of the Board approved a grant of 410,000 RSUs to Mr. Vaughn Bair, contingent upon stockholder approval of the Amendment to the 2021 Plan. The Amendment was approved by our stockholders on July 30, 2025 at a special meeting of stockholders, upon which, this RSU award was granted.

(2) This RSU award was forfeited by Mr. Casey Bair in connection with his separation from service in August 2024.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 23

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

Note 15. Commitments and Contingencies

Homes Purchase Commitments

As of September 30, 2025, the Company was under contract to purchase 52 homes for an aggregate purchase price of $13.1 million.

Lease Commitments

The Company has entered into operating lease agreements for its corporate headquarters in Tempe, Arizona and field office facilities in certain metropolitan markets in which the Company operates in the United States. Refer to Note 4. Leases, for further details.

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad (the “Plaintiff”) filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. On June 30, 2025, Plaintiff filed a notice lifting the stay, which became effective immediately. In regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to the Company at present, the Company is unable to reasonably estimate a range of loss associated with its indemnification obligations in connection with this matter in excess of its accrual as of September 30, 2025.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 24

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

During 2024, we revised the internal management reporting deliverables provided to our CODM and determined Cash Offer, B2B Renovate business, Direct+ institutional buyer program and Agent Partnership Program are separate operating segments. Accordingly, we have changed our presentation of the three and nine months ended September 30, 2024 to reflect our revised segment reporting. Further, we launched HomePro, a new asset-light platform offering, during the second quarter of 2025 and it is included within Other in our segment reporting presentation from the date it was launched.

Our CODM evaluates performance based on operating segment gross profit and uses this measure when making decisions about the allocation of operating resources to each segment, including through the annual budget and forecasting process, along with regular budget-to-actual variance analyses.

No individual customer accounted for more than 10% of our consolidated revenue during the three and nine months ended September 30, 2025 and 2024.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 25

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following details segment financial information for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue:
Cash Offer	$122,783	$202,840	$428,687	$725,565
Other	9,898	5,227	25,007	18,982
Total revenue	132,681	208,067	453,694	744,547
Cost of revenue:
Cash Offer (1)	116,430	187,523	403,079	670,174
Other	6,915	3,404	16,583	12,767
Total cost of revenue	123,345	190,927	419,662	682,941
Gross profit:
Cash Offer	6,353	15,317	25,608	55,391
Other	2,983	1,823	8,424	6,215
Total gross profit	9,336	17,140	34,032	61,606
Operating expenses:
Sales, marketing and operating	10,141	16,864	37,157	59,546
General and administrative	5,149	8,254	20,141	30,747
Technology and development	788	947	2,794	3,684
Total operating expenses	16,078	26,065	60,092	93,977
Loss from operations	(6,742)	(8,925)	(26,060)	(32,371)
Other income (expense):
Change in fair value of warrant liabilities	(987)	14	(915)	349
Interest expense	(3,646)	(5,114)	(10,833)	(14,600)
Other income, net	151	512	691	1,881
Total other expense	(4,482)	(4,588)	(11,057)	(12,370)
Loss before income taxes	$(11,224)	$(13,513)	$(37,117)	$(44,741)

(1) Includes real estate inventory valuation adjustments of $2.0 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 26

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

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Offerpad’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of Offerpad’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Our Business

Offerpad, dedicated to simplifying the process of buying and selling homes, is committed to providing comprehensive solutions that remove the friction from real estate. Our advanced real estate platform offers a range of services, from consumer cash offers to business-to-business (“B2B”) renovation solutions and industry partnership programs, all tailored to meet the unique needs of our clients. Since 2015, we have leveraged local expertise in residential real estate alongside proprietary technology to guide homeowners at every step, and have transacted on homes representing approximately $12.1 billion of aggregate revenue through September 30, 2025.

We are headquartered in Tempe, Arizona and operated in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of September 30, 2025.

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

The soft residential real estate market conditions continued during the third quarter of 2025, as housing affordability challenges and weakened consumer confidence persisted, negatively impacting consumer demand for residential real estate. The ongoing concerns associated with the macroeconomic and geopolitical environments, which have been heightened by the trade-related tensions resulting from the recently implemented and proposed tariffs by the U.S. and other governments, have also had an adverse impact on the residential real estate market conditions in recent periods. Although the average thirty-year fixed mortgage rate generally trended downward during the third quarter of 2025 to a level not seen since late 2024, mortgage interest rates remain above 6%, which we expect will continue to contribute to the housing affordability challenges. The cumulative impact of these conditions continues to cause uncertainty in the market and challenge consumer confidence, resulting in lower than normal real estate transaction volumes.

Our operating results during the third quarter of 2025 reflect these prevailing market conditions that have been challenging the residential real estate market for an extended period of time. As a result of these conditions, we maintained our focus on selling through our aged real estate inventory during the third quarter of 2025, which had a negative impact on our gross profit margin during the quarter. This activity, combined with our ongoing intentional reduction in home acquisition pace as part of our effort to balance our real estate inventory levels to potentially optimize our return in the future, has resulted in a fewer number of homes in real estate inventory, which is also reflected in our operating results. Although our operating results were unfavorably impacted by these conditions and related strategies during the third quarter of 2025, our focus on cost reduction and operational efficiencies throughout the business continues to be reflected in our lower cost structure, as we achieved year-over-year improvement in our net loss for the third consecutive quarter.

Given the current market conditions, we remain focused on growing our asset-light platform offerings, and within our Cash Offer solution, proactively optimizing our capital allocation across our highest performing and most efficient markets and using pricing adjustments and other incentives in an effort to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Further, there continues to be an increased level of uncertainty regarding the near-term macroeconomic conditions, including the direction of mortgage interest rates. While the Federal Reserve Board lowered its benchmark interest rate in both September 2025 and October 2025, and may lower rates further in

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 27

2025 or future periods, it remains difficult to predict the near-term direction of consumer demand for residential real estate due to the many different factors that impact such demand. We anticipate that ongoing economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the fourth quarter of 2025. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future, along with reducing our real estate inventory acquisition pace compared to our historical levels.

2025 Capital Raising Activities

During the second half of 2025, we executed the following transactions to strengthen our balance sheet and support key growth initiatives:

•
Class A Common Stock and Warrant Offering – During July 2025, we issued and sold 2,857,143 shares (the “Shares”) of our Class A common stock and warrants to purchase up to 1,428,571 shares (“2025 Warrants”) of our Class A common stock for aggregate gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses. The Shares and 2025 Warrants were offered and sold on a combined basis for consideration equating to $2.10 for one share and half of one warrant. The 2025 Warrants have an exercise price of $2.30 per share and are initially exercisable on January 26, 2026 and will expire on January 26, 2030.

The 2025 Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2025 Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the 2025 Warrants), along with cashless exercise rights to the extent there is not an effective registration statement registering the resale of the shares of Class A common stock underlying the 2025 Warrants.

•
Revolving Credit Facility – In July 2025, we entered into a three-year, $15.0 million revolving credit facility with a lender (the “Revolving Credit Facility”) to support our continued growth and long-term strategic initiatives. Borrowings under the Revolving Credit Facility accrue interest at 8.50% per annum.
•
Sale Agreement – During August 2025, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which we may offer and sell up to $100,000,000 of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. We have no obligation to sell any shares under the Sale Agreement, but we may do so from time to time.

During the three months ended September 30, 2025, we sold 4,295,542 shares of our Class A common stock under the Sale Agreement for aggregate gross proceeds of $21.7 million, before commissions and other offering costs of $0.9 million. As of September 30, 2025, we had $78.3 million of remaining availability under the Sale Agreement.

Further, during October 2025, we sold an additional 2,278,953 shares of our Class A common stock under the Sale Agreement for aggregate gross proceeds of $8.5 million, before commissions and other offering costs of $0.3 million.

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

Factors Affecting Our Performance

We believe that our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed in Overview above, along with those discussed below.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 28

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

Expansion into New Markets

Since our launch in 2015, we have expanded into 26 markets as of December 31, 2024, which covered roughly 23% of the 4.8 million homes sold in the United States in 2024. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach to our asset-light platform offerings, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through these other service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we began offering renovation services in two additional markets during 2024, followed by one additional market during the nine months ended September 30, 2025.

Although we have expanded into three new markets, we have decelerated our market expansion plans in recent years given the uncertain economic outlook and soft residential real estate market conditions. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

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

Direct+ institutional buyer program

Another component of our asset-light platform offerings includes our program that allows investors and single-family rental companies an opportunity to purchase homes from homeowners, matching investors with sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect this program will allow us to help more homeowners sell their home and has the potential to expand our ability to reach more customers, while also providing customers with the benefit of receiving an optimized offer for their home.

HomePro

During the second quarter of 2025, we launched HomePro, a model that is designed to increase in-home seller engagement and further our mission to provide comprehensive solutions that remove the friction from real estate. Under the HomePro program, certified, local agents from partner brokerages meet with sellers in their home to evaluate their cash offers and listing options and assist sellers in making informed decisions about the home selling process, giving sellers clarity and control over what works best for their situation. During the third quarter of 2025, we further enhanced the HomePro program to streamline and optimize the assessment process for HomePro agents, allowing them to spend more time on providing sellers with an increased level of clarity and confidence at every step of the home selling process.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 29

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 30

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

During the nine months ended September 30, 2025, the average holding period of homes sold has remained higher than our historical norms as a result of the softened residential real estate market conditions, and our associated ongoing intentional reduction in home acquisition pace and continued focus on selling through our aged real estate inventory during the year. The average holding period of homes sold during the third quarter of 2025 was 154 days. Based on current market conditions, the normal seasonal increase that occurs in the fall and winter months and our sustained effort on managing our real estate inventory levels, we anticipate our average real estate inventory holding period in the fourth quarter of 2025 will slightly increase to approximately 160 days. However, as the residential real estate market conditions remain challenging, we intend to continue making more intentional offers and balancing our home acquisition pace to manage our real estate inventory levels, and ultimately, our average real estate inventory holding period.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 31

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

Contribution Profit / Margin

We calculate Contribution Profit as Adjusted Gross Profit, minus (1) direct selling costs incurred on homes sold during the presented period, minus (2) holding costs incurred in the current period on homes sold during the period recorded in sales, marketing, and operating, minus (3) holding costs incurred in prior periods on homes sold in the current period recorded in sales, marketing, and operating, plus (4) other income, net which is primarily composed of interest income earned on our cash and cash equivalents. The composition of our holding costs is described in the footnotes to the reconciliation table below. We define Contribution Margin as Contribution Profit as a percentage of revenue.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 32

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages and homes sold, unaudited)	2025	2024	2025	2024
Gross profit (GAAP)	$9,336	$17,140	$34,032	$61,606
Gross margin	7.0%	8.2%	7.5%	8.3%
Homes sold	367	615	1,279	2,204
Gross profit per home sold	$25.4	$27.9	$26.6	$28.0
Adjustments:
Real estate inventory valuation adjustment - current period (1)	2,005	848	2,717	1,060
Real estate inventory valuation adjustment - prior period (2)	(1,056)	(535)	(2,741)	(765)
Interest expense capitalized (3)	951	1,367	3,614	4,456
Adjusted gross profit	$11,236	$18,820	$37,622	$66,357
Adjusted gross margin	8.5%	9.0%	8.3%	8.9%
Adjustments:
Direct selling costs (4)	(3,471)	(5,767)	(11,999)	(19,197)
Holding costs on sales - current period (5)(6)	(436)	(693)	(1,957)	(2,892)
Holding costs on sales - prior period (5)(7)	(435)	(341)	(1,007)	(577)
Other income, net (8)	151	512	691	1,881
Contribution profit	$7,045	$12,531	$23,350	$45,572
Contribution margin	5.3%	6.0%	5.1%	6.1%
Homes sold	367	615	1,279	2,204
Contribution profit per home sold	$19.2	$20.4	$18.3	$20.7
Adjustments:
Interest expense capitalized (3)	(951)	(1,367)	(3,614)	(4,456)
Interest expense on homes sold - current period (9)	(1,252)	(1,865)	(6,579)	(9,787)
Interest expense on homes sold - prior period (10)	(1,823)	(1,687)	(4,204)	(2,948)
Contribution profit after interest	$3,019	$7,612	$8,953	$28,381
Contribution margin after interest	2.3%	3.7%	2.0%	3.8%
Homes sold	367	615	1,279	2,204
Contribution profit after interest per home sold	$8.2	$12.4	$7.0	$12.9
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
(3)
Interest expense capitalized represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.
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
(8)
Other income, net principally represents interest income earned on our cash and cash equivalents.
(9)
Represents interest expense under our senior and mezzanine secured credit facilities and other senior secured debt incurred on homes sold in the period presented and expensed to interest expense on the Condensed Consolidated Statements of Operations.
(10)
Represents interest expense under our senior and mezzanine secured credit facilities and other senior secured debt incurred in prior periods on homes sold in the period presented and expensed to interest expense on the Condensed Consolidated Statements of Operations.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 33

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, unaudited)	2025	2024	2025	2024
Net loss (GAAP)	$(11,604)	$(13,537)	$(37,564)	$(44,834)
Change in fair value of warrant liabilities	987	(14)	915	(349)
Adjusted net loss	$(10,617)	$(13,551)	$(36,649)	$(45,183)
Adjusted net loss margin	(8.0)%	(6.5)%	(8.1)%	(6.1)%
Adjustments:
Interest expense	3,646	5,114	10,833	14,600
Amortization of capitalized interest (1)	951	1,367	3,614	4,456
Income tax expense	380	24	447	93
Depreciation and amortization	253	150	712	464
Amortization of stock-based compensation	815	715	3,854	7,831
Adjusted EBITDA	$(4,572)	$(6,181)	$(17,189)	$(17,739)
Adjusted EBITDA margin	(3.4)%	(3.0)%	(3.8)%	(2.4)%
(1)
Amortization of capitalized interest represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 34

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Cash Offer	$122,783	$202,840	$(80,057)	(39.5)%
Other	9,898	5,227	4,671	89.4%
Total revenue	132,681	208,067	(75,386)	(36.2)%
Cost of revenue:
Cash Offer	116,430	187,523	(71,093)	(37.9)%
Other	6,915	3,404	3,511	103.1%
Total cost of revenue	123,345	190,927	(67,582)	(35.4)%
Gross profit:
Cash Offer	6,353	15,317	(8,964)	(58.5)%
Other	2,983	1,823	1,160	63.6%
Gross profit	9,336	17,140	(7,804)	(45.5)%
Operating expenses:
Sales, marketing and operating	10,141	16,864	(6,723)	(39.9)%
General and administrative	5,149	8,254	(3,105)	(37.6)%
Technology and development	788	947	(159)	(16.8)%
Total operating expenses	16,078	26,065	(9,987)	(38.3)%
Loss from operations	(6,742)	(8,925)	2,183	(24.5)%
Other income (expense):
Change in fair value of warrant liabilities	(987)	14	(1,001)	*
Interest expense	(3,646)	(5,114)	1,468	(28.7)%
Other income, net	151	512	(361)	(70.5)%
Total other expense	(4,482)	(4,588)	106	(2.3)%
Loss before income taxes	(11,224)	(13,513)	2,289	(16.9)%
Income tax expense	(380)	(24)	(356)	*
Net loss	$(11,604)	$(13,537)	$1,933	(14.3)%

* Not meaningful

Revenue

Our consolidated revenue decreased by $75.4 million, or 36.2%, to $132.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Our Cash Offer solution represents the substantial majority of our business and generated over 90% of our consolidated revenue during each of the three months ended September 30, 2025 and 2024.

Cash Offer revenue decreased by $80.1 million, or 39.5%, to $122.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to lower sales volumes. We sold 367 homes during the three months ended September 30, 2025 compared to 615 homes during the three months ended September 30, 2024, representing a decrease of 40.3%. This decrease in homes sold was primarily due to our ongoing intentional reduction in home acquisition pace over the past year in response to the challenging residential real estate market conditions, resulting in a fewer number of homes in real estate inventory. This intentional reduction has allowed us to balance our real estate inventory levels to potentially optimize our returns in the future as housing affordability challenges and weakened consumer confidence have persisted for an extended period of time, negatively impacting consumer demand for residential real estate.

This decrease in homes sold was partially offset by an increase in the average resale home price from $335,000 in the three months ended September 30, 2024 to $342,000 in the three months ended September 30, 2025. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 35

Other revenue increased by $4.7 million, or 89.4%, to $9.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to an increase in B2B Renovate revenue due to higher renovation volumes and a higher average renovation transaction value per home during three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Cost of Revenue

Our consolidated cost of revenue decreased by $67.6 million, or 35.4%, to $123.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Our asset-light platform offerings included in Other generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins.

Cash Offer cost of revenue decreased by $71.1 million, or 37.9%, to $116.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily attributable to lower sales volumes, which was partially offset by an increase in the real estate inventory valuation adjustment.

Other cost of revenue increased by $3.5 million, or 103.1%, to $6.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily attributable to an increase in costs associated with our B2B Renovate business due to higher renovation volumes and a higher average renovation transaction cost per home during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Gross Profit

Our consolidated gross profit margin was 7.0% for the three months ended September 30, 2025 compared to 8.2% for the three months ended September 30, 2024.

Cash Offer gross profit margin was 5.2% for the three months ended September 30, 2025 compared to 7.6% for the three months ended September 30, 2024. The decrease in gross profit margin was primarily due to an increase in the real estate inventory valuation adjustment, from $0.8 million during the three months ended September 30, 2024 to $2.0 million during the three months ended September 30, 2025. The decrease in gross profit margin was also due to a higher average real estate inventory holding period during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, along with our increased use of pricing adjustments and other incentives in recent periods as we maintained our focus on selling our aged real estate inventory.

Other gross profit margin was 30.1% for the three months ended September 30, 2025 compared to 34.9% for the three months ended September 30, 2024. This decrease in gross profit margin was primarily due to a shift in the product mix of the asset-light platform offerings included in Other during the third quarter of 2025 compared to the third quarter of 2024. B2B Renovate, which generally has lower margins compared to the other offerings included within Other, represented a larger component of Other gross profit during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $6.7 million, or 39.9%, to $10.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to decreased average employee headcount, a decrease in variable costs associated with the decrease in homes sold, and a $0.6 million decrease in advertising expense as we continued to reposition and optimize our marketing efforts in response to the ongoing uneven residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $3.1 million, or 37.6%, to $5.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to decreased average employee headcount, a decrease in fees associated with our credit facilities, lower insurance costs, and lower legal and other professional fees.

Technology and Development

Technology and development expense decreased by $0.2 million, or 16.8%, to $0.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to lower third-party consulting fees and decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents a loss of $1.0 million for the three months ended September 30, 2025 and a gain of less than $0.1 million for the three months ended September 30, 2024, as a result of the fair value adjustment of our warrant liabilities.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 36

Interest Expense

Interest expense decreased by $1.5 million, or 28.7%, to $3.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a $85.8 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $278.3 million during the three months ended September 30, 2024 to $192.5 million during the three months ended September 30, 2025. The decrease in expense was also due to a 1.0% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the three months ended September 30, 2025 and 2024.

Income Tax Expense

We recorded income tax expense of $0.4 million and less than $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and our effective tax rate was an expense of 3.4% and 0.2% for the respective periods. Our effective tax rate during the three months ended September 30, 2025 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Cash Offer	$428,687	$725,565	$(296,878)	(40.9)%
Other	25,007	18,982	6,025	31.7%
Total revenue	453,694	744,547	(290,853)	(39.1)%
Cost of revenue:
Cash Offer	403,079	670,174	(267,095)	(39.9)%
Other	16,583	12,767	3,816	29.9%
Total cost of revenue	419,662	682,941	(263,279)	(38.6)%
Gross profit:
Cash Offer	25,608	55,391	(29,783)	(53.8)%
Other	8,424	6,215	2,209	35.5%
Gross profit	34,032	61,606	(27,574)	(44.8)%
Operating expenses:
Sales, marketing and operating	37,157	59,546	(22,389)	(37.6)%
General and administrative	20,141	30,747	(10,606)	(34.5)%
Technology and development	2,794	3,684	(890)	(24.2)%
Total operating expenses	60,092	93,977	(33,885)	(36.1)%
Loss from operations	(26,060)	(32,371)	6,311	(19.5)%
Other income (expense):
Change in fair value of warrant liabilities	(915)	349	(1,264)	*
Interest expense	(10,833)	(14,600)	3,767	(25.8)%
Other income, net	691	1,881	(1,190)	(63.3)%
Total other expense	(11,057)	(12,370)	1,313	(10.6)%
Loss before income taxes	(37,117)	(44,741)	7,624	(17.0)%
Income tax expense	(447)	(93)	(354)	380.6%
Net loss	$(37,564)	$(44,834)	$7,270	(16.2)%

Revenue

Our consolidated revenue decreased by $290.9 million, or 39.1%, to $453.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Our Cash Offer solution represents the substantial majority of our business and generated over 90% of our consolidated revenue during each of the nine months ended September 30, 2025 and 2024.

Cash Offer revenue decreased by $296.9 million, or 40.9%, to $428.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to lower sales volumes. We sold 1,279 homes during the nine months ended September 30, 2025 compared to 2,204 homes during the nine months ended September 30, 2024, representing a decrease of 42.0%. This decrease in homes sold was primarily due to our ongoing

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 37

intentional reduction in home acquisition pace over the past year in response to the challenging residential real estate market conditions, resulting in a fewer number of homes in real estate inventory. This intentional reduction has allowed us to balance our real estate inventory levels to potentially optimize our returns in the future as housing affordability challenges and weakened consumer confidence have persisted for an extended period of time, negatively impacting consumer demand for residential real estate.

This decrease in homes sold was partially offset by an increase in the average resale home price from $334,000 in the nine months ended September 30, 2024 to $342,000 in the nine months ended September 30, 2025. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Other revenue increased by $6.0 million, or 31.7%, to $25.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to an increase in B2B Renovate revenue due to higher renovation volumes and a higher average renovation transaction value per home during nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase in revenue was partially offset by a decrease in revenue associated with the transition from our historical listing service offering as we shifted our focus to our referral partner networks, which includes HomePro, our homebuilder services, our Agent Partnership Program and our agent referral network.

Cost of Revenue

Our consolidated cost of revenue decreased by $263.3 million, or 38.6%, to $419.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Cash Offer cost of revenue decreased by $267.1 million, or 39.9%, to $403.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily attributable to lower sales volumes, which was partially offset by an increase in the real estate inventory valuation adjustment.

Other cost of revenue increased by $3.8 million, or 29.9%, to $16.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily attributable to an increase in costs associated with our B2B Renovate business due to higher renovation volumes and a higher average renovation transaction cost per home during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was partially offset by lower volumes associated with our historical listing service offering as we transitioned our focus to our partner network.

Gross Profit

Our consolidated gross profit margin was 7.5% for the nine months ended September 30, 2025 compared to 8.3% for the nine months ended September 30, 2024.

Cash Offer gross profit margin was 6.0% for the nine months ended September 30, 2025 compared to 7.6% for the nine months ended September 30, 2024. The decrease in gross profit margin was primarily due to an increase in the real estate inventory valuation adjustment, from $2.0 million during the nine months ended September 30, 2024 to $4.8 million during the nine months ended September 30, 2025. The decrease in gross profit margin was also due to a higher average real estate inventory holding period during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, along with our increased use of pricing adjustments and other incentives in recent periods as we maintained our focus on selling our aged real estate inventory.

Other gross profit margin was 33.7% for the nine months ended September 30, 2025 compared to 32.7% for the nine months ended September 30, 2024. This increase in gross profit margin was primarily due to a shift in the product mix of the asset-light platform offerings included in Other during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Our Direct+ institutional buyer program, which generally has one of the higher margin profiles of the offerings included within Other, represented a larger component of Other gross profit during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase in gross profit margin was partially offset by B2B Renovate, which generally has lower margins compared to the other offerings included within Other, also representing a larger component of Other gross profit during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $22.4 million, or 37.6%, to $37.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in expense was primarily attributable to decreased average employee headcount, a decrease in variable costs associated with the decrease in homes sold

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 38

and a $4.1 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $10.6 million, or 34.5%, to $20.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in expense was primarily attributable to decreased average employee headcount, a decrease in fees associated with our credit facilities and lower insurance costs. This decrease was partially offset by increased legal and other professional fees.

Technology and Development

Technology and development expense decreased by $0.9 million, or 24.2%, to $2.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in expense was primarily attributable to decreased average employee headcount.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2025 and 2024 represents a loss of $0.9 million and a gain of $0.3 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $3.8 million, or 25.8%, to $10.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in expense was primarily attributable to a $52.0 million decrease in the average outstanding balance of our senior and mezzanine secured credit facilities, from $255.5 million during the nine months ended September 30, 2024 to $203.5 million during the nine months ended September 30, 2025. This decrease in expense was also due to a 0.8% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt.

Other Income, Net

Other income, net during the nine months ended September 30, 2025 and 2024 principally represents interest income earned on our cash and cash equivalents. Other income, net also includes gains or losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of $0.4 million and $0.1 million during the nine months ended September 30, 2025 and 2024, respectively, and our effective tax rate was an expense of 1.2% and 0.2% for the respective periods. Our effective tax rate during the nine months ended September 30, 2025 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and nine months ended September 30, 2025, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of asset-light platform services.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 39

While we remain focused on strategically deepening our penetration of existing markets through our asset-light platform offerings, we expect our working capital requirements will continue to increase over the long term as we seek to expand our operations and implement our long-term strategic initiatives over time. In connection with these efforts and to strengthen our balance sheet, we executed the following transactions during the second half of 2025:

•
Class A Common Stock and Warrant Offering – During July 2025, we issued and sold 2.9 million shares of our Class A common stock and warrants to purchase up to 1.4 million shares of our Class A common stock, generating gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses. For additional information, refer above to “Overview–2025 Capital Raising Activities–Class A Common Stock and Warrant Offering.
•
Revolving Credit Facility – In July 2025, we entered into a $15.0 million Revolving Credit Facility. For additional information, refer above to “Overview–2025 Capital Raising Activities–Revolving Credit Facility.”
•
Sale Agreement – During August 2025, we entered into the Sale Agreement under which we may offer and sell up to $100.0 million of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. During the three months ended September 30, 2025, we generated aggregate gross proceeds of $21.7 million under the Sale Agreement, before commissions and other offering costs of $0.9 million, and had $78.3 million of remaining availability under the Sale Agreement as of September 30, 2025.

Further, during October 2025, we sold an additional 2,278,953 shares of our Class A common stock under the Sale Agreement for aggregate gross proceeds of $8.5 million, before commissions and other offering costs of $0.3 million. For additional information, refer above to “Overview–2025 Capital Raising Activities–Sale Agreement.”

We have begun using, and intend to continue using, the net cash proceeds from these transactions for general corporate purposes, including working capital and capital expenditures.

As of September 30, 2025, we had cash and cash equivalents of $31.0 million. We believe this existing cash on hand, proceeds from the resale of homes, fees and commissions earned from our asset-light platform offerings, and cash from future borrowings available under each of our existing credit facilities, or the entry into additional new debt financing arrangements or further issuances of equity securities, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements depends on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. The uncertain economic outlook and uneven residential real estate market conditions have impacted, and may continue to impact, our business negatively. Based on these and other current market conditions, as described above, we may continue to seek additional financing. Volatility in the credit markets, rising interest rates and softened consumer demand for residential real estate may have an adverse effect on our ability to obtain additional debt financing, on favorable terms or at all. If we are not able to obtain necessary capital to meet our business objectives, we may need to further stall, moderate or decelerate our expansion activities, which may include various restructuring alternatives and options, including more significant cost reductions, product and operational changes focused on reductions in working capital requirements, including pausing or reducing real estate inventory acquisitions, and other actions to enhance the preservation of cash. If we are able to raise additional funds through further issuances of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our financing activities primarily include borrowings under our secured credit facilities and other debt, Revolving Credit Facility and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, increase penetration in existing markets, expansion into new markets and other strategic initiatives, and we expect this to continue in the future over the longer term. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Given the general economic conditions and health of the U.S. residential real estate industry in recent periods, we have increased our focus on growing our asset-light platform offerings, which require lower levels of capital investment as compared to our Cash Offer solution. Additionally, we have reduced our home acquisition pace compared to our historical levels as part of our effort to balance our real estate inventory levels to potentially optimize our return, resulting in a fewer number of homes in real estate inventory. Given we anticipate lower cash requirements as a result of these strategic changes,

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 40

we lowered the borrowing capacities available under our secured credit facilities at various points during the first half of 2025, to better align with our anticipated financing requirements. The amount of our reduction in borrowing availability also represents debt capacity under our secured credit facilities that we have not historically utilized or relied upon in full. This reduction in the borrowing capacities has also decreased the fees associated with our credit facilities, a trend we expect to persist in the future as our asset-light platform offerings continue to increase and potentially become a more significant component of our operations.

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$75,389	7.11%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2026	April 2026
Related party	25,539	24,461	50,000	4,025	9.32%	March 2025	February 2026
Senior financial institution 4	—	50,000	50,000	—	10.15%	September 2026	March 2027
Senior secured credit facilities	$50,539	$599,461	$650,000	$79,414

As of September 30, 2025, we had five senior secured credit facilities that we use to fund the purchase of homes and build our real estate inventory, four with separate financial institutions and one with a related party, which holds more than 5% of our Class A common stock. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of the SPEs’ obligations. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured credit facilities.

During October 2025, we entered into a new 18-month loan and security agreement with a related party. The loan and security agreement provides for a $15.0 million senior secured credit facility, which is comprised of $7.5 million in committed borrowing capacity and $7.5 million that is uncommitted. Borrowings under such senior secured credit facility accrue interest at a rate based on a SOFR reference rate, plus a variable margin, with an interest rate floor.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$13,125	$21,875	$35,000	$10,526	13.00%	July 2025	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2026	April 2026
Related party facility 2	6,811	15,189	22,000	1,277	13.00%	March 2025	February 2026
Mezzanine secured credit facilities	$19,936	$122,064	$142,000	$11,803

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 41

As of September 30, 2025, we had four mezzanine secured credit facilities, two with separate financial institutions and two with a related party, which holds more than 5% of our Class A common stock. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our mezzanine secured credit facilities are collateralized by a second lien on the real estate inventory financed by the relevant credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse against us with limited exceptions. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured credit facilities.

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

As of September 30, 2025, we were in compliance with all covenants and no event of default had occurred. At various points during the nine months ended September 30, 2025, we obtained temporary waivers of certain covenants under certain of our related party credit facilities. In connection with the most recent waiver obtained in July 2025, the associated revolving/withdrawal periods for each facility, as applicable, expired.

Senior Secured Debt - Other

We have two borrowing arrangements with financial institutions to support purchases of real estate inventory. Borrowings under each of these arrangements accrue interest at a rate based on a SOFR reference rate, plus a margin, which varies by arrangement. As of September 30, 2025 and December 31, 2024, the weighted-average interest rate under our other senior secured debt was 8.94% and 9.24%, respectively.

Revolving Credit Facility

In July 2025, we entered into a three-year, $15.0 million revolving credit facility with a lender (the “Revolving Credit Facility”) to support our continued growth and long-term strategic initiatives. Borrowings under the Revolving Credit Facility accrue interest at 8.50% per annum and are secured by certain of our assets. As of September 30, 2025, we had $14.6 million in outstanding borrowings under the Revolving Credit Facility, net of debt financing costs.

The Revolving Credit Facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of September 30, 2025, we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash provided by (used in) operating activities	$16,307	$(12,404)
Net cash used in investing activities	(1,060)	(1,199)
Net cash used in financing activities	(55,229)	(7,905)
Net change in cash, cash equivalents and restricted cash	$(39,982)	$(21,508)

Operating Activities

Net cash provided by (used in) operating activities was $16.3 million and ($12.4) million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, net cash provided by operating activities primarily resulted from a $47.0 million decrease in real estate inventory due to our continued focus on selling through our aged real estate inventory and ongoing intentional reduction in home acquisition pace. Net cash provided by operating activities during the nine months ended September 30, 2025 was also impacted by the $37.6 million net loss during the period, which included a $4.8 million non-cash real estate inventory valuation adjustment and $3.9 million of non-cash stock-based compensation expense.

For the nine months ended September 30, 2024, net cash used in operating activities primarily resulted from a $44.8 million net loss during the period, which included $7.8 million of non-cash stock-based compensation expense and a $2.0 million non-cash

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 42

real estate inventory valuation adjustment. This was partially offset by an $18.0 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions.

Investing Activities

Net cash used in investing activities was $1.1 million and $1.2 million during the nine months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities during each of the respective periods principally represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $55.2 million and $7.9 million during the nine months ended September 30, 2025 and 2024, respectively. Net cash used in financing activities during the nine months ended September 30, 2025 primarily consisted of $456.3 million of repayments of secured credit facilities and other debt, which was partially offset by $360.6 million of borrowings from secured credit facilities and other debt. This net decrease in secured credit facility funding of $95.7 million was related to the decrease in financed real estate inventory during the period, along with reduced borrowing levels as a result of certain secured credit facility lenders advancing new loan funds at a lower rate during the nine months ended September 30, 2025. This was partially offset by $21.7 million of gross proceeds from the Sale Agreement, $15.0 million of borrowings on our Revolving Credit Facility and $6.0 million of gross proceeds from our July 2025 Class A Common Stock and Warrant offering.

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

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 43

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 44

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

Refer to Note 15. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding pending litigation that falls outside the scope of ordinary and routine litigation incidental to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

Except as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025, no unregistered sales of the Company’s equity securities were made during the three months ended September 30, 2025.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 45

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
10.1	Form of Securities Purchase Agreement	8-K	001-39641	10.1	7/28/25
10.2	Amendment to the Offerpad Solutions Inc. 2021 Incentive Award Plan	S-8	333-289102	99.2	7/30/25
10.3*	Offerpad Solutions Inc. Amended and Restated Non-Employee Director Compensation Program
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: November 3, 2025	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Third Quarter 2025 Form 10-Q | 47