Form 10-K
period 2025-12-31
Offerpad Solutions Inc.
filed 2026-02-24
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting Class A common stock held by non-affiliates of the registrant was approximately $10.5 million.

As of February 17, 2026, there were 47,210,647 shares of Offerpad’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OFFERPAD SOLUTIONS INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Offerpad Solutions Inc. | 2025 Form 10-K | 3

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “potentially,” “may,” “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition pace, volume and strategy, mortgage rates, cash requirements, financing plans and borrowing capacity, our intended use of net proceeds from our issuances of equity securities and debt financing arrangements, our prospects, optimized returns, potential growth or expansion evaluations, strategies, including without limitation, regarding product and service offerings and their expected impacts, ongoing collaborations, compliance with applicable laws, regulations and New York Stock Exchange (“NYSE”) continued listing rules, macroeconomic trends, potential tariffs or retaliations against such tariffs, geopolitical concerns, implications due to an “ownership change” under section 382 of the Internal Revenue Code, including limitations on our ability to use net operating losses to offset future income tax liability, and the markets in which Offerpad operates.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 4

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•
Our business and operating results have in the past been impacted and may in the future be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry, and risks associated with our real estate inventory, and if we are unable to effectively manage these conditions, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future;
•
We operate in a competitive and fragmented industry, and we may not be successful in attracting customers to our products and services, which could harm our business, results of operations and financial condition;
•
Economic conditions, including inflation and high mortgage rates, have historically impacted, and may continue to adversely affect, the residential real estate market and our business and financial results;
•
We have had a history of losses since our inception, and we may not achieve or maintain profitability in the future;
•
Our limited operating history makes it difficult to evaluate our current business and future prospects;
•
Our business is dependent upon our ability to accurately value and manage real estate inventory and an ineffective pricing or portfolio management strategy, or other changes to our underwriting process, may have an adverse effect on our business, sales and results of operations;
•
Prospective sellers and buyers of homes may choose not to transact online, which could harm our growth prospects;
•
We may be unsuccessful in launching or marketing new product and service offerings or pursuing an expansion of existing product and service offerings, which could result in significant expense and may not achieve desired results;
•
Our business model and growth strategy depend on our marketing and partner channel efforts and ability to maintain our brand and attract customers to our platform in a cost-effective manner;
•
Our ability to compete effectively and execute on our strategic plan, and the success of our Renovate solution, depends in part on our ability to manage home renovations;
•
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations;
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
•
We rely on agreements with third parties to finance our business; and
•
Our failure to meet the NYSE’s continued listing standards could result in the suspension and delisting of our Class A common stock.

Offerpad Solutions Inc. | 2025 Form 10-K | 5

PART I

Item 1. Business.

Our Mission

We are a real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home.

Who We Are

Founded in 2015, we combine proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. We provide cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners. We provide these real estate services through the following solutions:

•
Cash Offer, in which customers can access our website or mobile application to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. Our Cash Offer business is the core foundation upon which Offerpad was founded and continues to be a key, central component of our business.
•
Renovate, in which we leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell.
•
Other, which includes:
o
Cash Offer Marketplace, including Direct+ partners, in which qualified cash offers are routed through a marketplace of third-party buyers, providing buyers with an opportunity to purchase homes from homeowners; and
o
Brokerage Services, in which sellers can select from different agent-led pathways to sell their home, including HomePro, which pairs experienced local agents with our platform, data and customer flow for guided, in-person solutions, and Agent Partnership Program, which provides an opportunity for third-party agents to present our cash offer as a potential solution for their customers.

Our Cash Offer solution represents the substantial majority of our business, generating over 90% of our consolidated revenue during each of the years ended December 31, 2025, 2024, and 2023. Our other offerings, including our Renovate solution and the solution offerings included in Other, generally earn a smaller average revenue per transaction than our Cash Offer service, but typically generate higher margins, and represented 26%, 11% and 16% of our consolidated gross profit during the years ended December 31, 2025, 2024, and 2023, respectively.

During the year ended December 31, 2025, we sold nearly 1,600 homes and completed close to 1,500 renovation projects, generating over $550 million in revenue. Since our founding in 2015, we have transacted on homes representing approximately $12.2 billion of aggregate revenue through December 31, 2025, and have grown our business through new market expansion and the increased offering of other real estate service solutions, operating in over 1,800 cities and towns in 26 metropolitan markets across 17 states, as of December 31, 2025. We believe our cumulative revenue generation and market expansion since our founding demonstrate that our real estate service solutions platform provides the clarity, control and confidence customers desire, ultimately resulting in a streamlined real estate experience that our customers and partners value.

As we strategically strengthen our presence within existing markets through our various platform offerings, target expansion of our operations through new market launches over the long-term and continue to deliver our additional ancillary products and services tied to the core real estate transaction, we remain focused on our mission to give homeowners more control, flexibility, and choice when buying and selling a home.

Our Business Model

Our Cash Offer solution generates the substantial majority of our consolidated revenue. We also offer renovation services through our Renovate solution, together with a range of other services that are designed to meet the unique needs of sellers and partners across multiple transaction paths.

In providing streamlined, data driven real estate solutions for the on-demand customer, we pair our local expertise in residential real estate with proprietary technology to put customers in control of the process and help find the right solution that fits their needs. Our Solutions Center platform gives users a holistic, customer-centric experience, enabling them to efficiently sell and buy their homes online.

Our agile and adaptable product suite provides a unique approach to meet both our retail and business customers’ needs. In our Cash Offer service, sellers can access our website or mobile application to receive a competitive cash offer for their home

Offerpad Solutions Inc. | 2025 Form 10-K | 6

within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling. Our platform provides home buyers the opportunity to browse and tour homes online and submit purchase offers online in a simple process on their own time, with or without an agent. We also offer seamless, integrated access to partner brokerages and agents to advise on the purchase of a home. We believe that our broader product suite provides customers with opportunities to transact over multiple paths, such that every customer who comes to our platform can find a solution that aligns with their needs and timeline. Our expanding, comprehensive platform allows us to continue reinventing the home selling and buying experience to solve every homeowner’s needs.

Cash Offer

Our Cash Offer service is the foundation of our business, providing sellers with speed, certainty, and control through the home selling process.

Through our Cash Offer service, customers complete a few simple steps and receive a competitive cash offer on their home within 24 hours, allowing them to schedule their home inspection on their timeline, and ultimately, close on the transaction in as little as seven days. Customers choosing an Offerpad cash offer simplify their home selling process by avoiding the disruption of showing their homes, selecting their own closing date, ensuring confidence and control throughout the process, and enjoying complimentary local moving, streamlining the transition to a new home. If the customer is represented by a third-party agent, we work directly with such agent in addition to paying the agent’s fee.

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

Given the importance of our Cash Offer service in our business model, and our focus on managing and mitigating our risk exposure, we continually update our underwriting process as we seek to optimize our returns. These continual refinements take into consideration the prevailing residential real estate market conditions, along with our performance history from our real estate operations, and allow us to make real-time adjustments to manage our real estate inventory levels. As a result of this process, we continued our intentional reduction in home acquisition pace and focus on selling through our aged real estate inventory throughout 2025, resulting in our overall real estate inventory mix shifting during the year and generally including a lower composition of newly acquired homes. We intend to continue balancing our home acquisition pace and managing our real estate inventory levels in response to the prevailing residential real estate market conditions in the future as we seek to maximize our real estate inventory turnover and increase returns on invested capital.

Renovate

Our renovation process has been a key component of our business model since our inception, built to improve home quality and resale outcomes. Over time, we have expanded this core capability into a data-driven platform that extends beyond owned homes into third-party renovation services. As we have developed and expanded our Renovate offering in recent years, our renovation volumes have increased and these services have become an increasingly larger component of our business and operating results, a trend we expect to continue in the future as we maintain our focus on driving additional volume from such services.

Through our Renovate services, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing these third-party renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee.

As a result of the growth of our Renovate services business in recent years, our ability to effectively manage the home renovations process has continued to be an increasingly important component of our business. Accordingly, the availability and cost of building supplies and third-party labor impacts our ability to complete the required renovations or repairs within the expected timeline or proposed budget. We have not historically experienced significant disruptions in the availability and costs of the materials, supplies and labor used in our home renovations, and we intend to continue focusing on effectively managing the key inputs and processes in our renovations projects in the future to maximize our returns.

Cash Offer Marketplace

Our Cash Offer Marketplace, which includes Direct+ partners, provides third-party buyers with an opportunity to purchase homes from homeowners. In this solution, qualified cash offers are routed through a marketplace of third-party buyers, preserving speed and certainty for sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect our Cash Offer Marketplace will help more homeowners

Offerpad Solutions Inc. | 2025 Form 10-K | 7

sell their home and has the potential to expand our ability to reach more customers, allowing us to increase transaction flexibility and scale transaction volume across market cycles, while also providing customers with the benefit of receiving an optimized offer for their home.

Brokerage Services

Our Brokerage Services solution provides sellers with different agent-led pathways to sell their home, including HomePro, which pairs experienced local agents with our platform, data and customer flow for guided, in-person solutions, and Agent Partnership Program, which provides an opportunity for third-party agents to present our cash offer as a potential solution for their customers. Our Brokerage Services are designed to enable customers to utilize our services in a way that best suits their home-selling situation and increase in-home seller engagement, while also serving as a valuable resource for real estate agents.

Ancillary products and services

Over the long term, we aim to deliver other additional products and services tied to the core real estate transaction in a smooth, efficient, digital-driven platform, focused on transparency and ease of use. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our Cash Offer service, which accounts for the substantial majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

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

Our Market Opportunity

The U.S. residential real estate market is substantial, with 4.4 million homes sold for a total transaction value of roughly $1.8 trillion during 2025. Within this total market opportunity, we typically purchase homes with a price of up to $750,000, which represented a potential addressable market opportunity of approximately $1.0 trillion during 2025.

The vast majority of real estate transactions continue to be conducted in a traditional, offline format, and accordingly, the real estate industry is in a prime position for the digital transformation that has occurred in many other industries. Consumers have become increasingly comfortable with transacting online as they desire greater levels of convenience, efficiency, and reliability to improve their daily lives. We believe buyers and sellers of homes desire this same type of digital experience in real estate.

Additionally, given the significant number of licensed real estate agents and real estate brokerages in the U.S., home buyers and sellers can receive an inconsistent experience during their real estate transaction lifecycle. We believe this highly fragmented market offers opportunities for consolidation and integration.

Separately, the U.S. residential renovation market has steadily increased in recent years and the pace of the market growth is expected to accelerate in the future as the demand for renovation services increases due to changing trends in materials and products used in renovation projects, increased use and adoption of home automation technologies and continuous innovation in home appliances and energy conservation.

Through our Renovate services and other solution offerings, we believe we will be able to further expand our total addressable market. Vertical integration and product innovation will provide future potential opportunities including expansion of our title solution, as well as entry into other transaction services such as home warranty, homeowners insurance, or consumer remodeling services.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 8

We collect hundreds of data points per home from an array of sources including public records, real estate brokerage transaction histories, private third-party data, and internally developed proprietary data sources, such as our “Citrus Value” pricing and valuation intelligence technology. We also use artificial intelligence technologies, including computer vision-enabled image recognition and ‘smart scoping’ to inform renovation estimates and improve our pricing model. Our proprietary automated valuation and renovation-modeling engine “Offercomp” uses the information from these sources to automatically value more than 100,000 properties each year and generate our cash offers based on these data points. Our real estate experts work in tandem with and enhance our technology by providing a final review of the offer. Our proprietary and purpose-built “Helix Go” technology streamlines the renovation process for a purchased home by automating logistics and workflows. This combination of technology, automation, and machine learning, paired with real estate expertise enhances the accuracy in our underwriting to actual sales prices and improves our unit-level economic performance.

Operational expertise

We know how to efficiently manage the logistical challenge of buying, renovating and selling thousands of homes across our many differentiated markets. Since our inception in 2015, we have executed nearly 86,000 buy and sale transactions and have completed over 40,000 home renovations through December 31, 2025. We optimize our workforce through a mix of internal employees and external contractors and have local project managers that manage the renovation in its entirety. We maintain market-by-market standards to ensure quality, cost, and time efficiency, deploying our own field automation software to enable accurate progress reporting as well as labor and material tracking.

Scalable platform, with proven economics and capital efficiency

We have a leading, scalable and low-cost transaction platform. Our rapid growth following inception relative to our limited capital invested is testament to our efficiency and results-driven culture. Since inception, we have focused on improving the unit economics of our model across our markets, with the added benefit of maximizing operational leverage as we scale. A foundation of our strategic approach to growth has been to prove out our business model first, manage costs and refine our valuation automation and logistical operations before we scale into additional markets.

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

Proven management team with extensive digital, real-estate and finance experience

Our founder and management team have decades of experience in transactional real estate operations and property valuation, digital marketplaces, business intelligence and analytics, and finance. We believe our operating success is a result of combining our detailed market-to-market real estate expertise with strong technology and data analytics experience and a keen awareness of the evolving digital demands of our customers.

Our Growth Strategies

We believe we have significant untapped growth potential and intend to achieve our goals through the following strategies.

Grow share in existing markets

As of December 31, 2025, we offer our real estate services in 26 metropolitan markets in the United States, which are among the top 100 metropolitan statistical areas in terms of annual residential real estate transactions and covered roughly 22% of the 4.4 million homes sold in the United States in 2025. We have demonstrated higher market share in certain markets over time, providing the backdrop to grow our overall market penetration as we focus on the expansion of our various real estate service solutions in existing markets. Additionally, we anticipate our market share will increase over time as we invest in additional brand marketing, strengthen our local partnerships and continue improving customer awareness of our offerings.

Opportunistic expansion into new markets

Since our launch in 2015, we have expanded our real estate operations into 26 metropolitan markets as of December 31, 2025. We have been strategic in our approach to growing our market footprint and have focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach in offering four

Offerpad Solutions Inc. | 2025 Form 10-K | 9

complementary solutions that serve sellers and partners across multiple transaction paths, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through our various service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has historically enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we are currently offering renovation services in select markets in which we operate.

Although we have expanded into new markets over the past few years, we have decelerated our market expansion plans in more recent years given the uncertain economic outlook and challenging residential real estate market conditions. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

Increase Renovate services

We have expanded our Renovate services in recent years, allowing a greater number of companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. As our renovation volumes have increased over the past few years, our Renovate services have become an increasingly larger component of our business and operating results, a trend we expect to continue in the future as we maintain our focus on driving additional volume from such services.

Expand Cash Offer Marketplace

Our Cash Offer Marketplace, which includes Direct+ partners, provides third-party buyers with an opportunity to purchase homes from homeowners. As we continue to expand this solution, we expect this program will help more homeowners sell their home and has the potential to expand our ability to reach more customers, allowing us to increase transaction flexibility and scale transaction volumes across market cycles, while also providing customers with the benefit of receiving an optimized offer for their home.

Further develop Brokerage Services

Our Brokerage Services solution provides sellers with different agent-led pathways to sell their home, including HomePro, which pairs experienced local agents with our platform, data and customer flow for guided, in-person solutions, and Agent Partnership Program, which provides an opportunity for third-party agents to present our cash offer as a potential solution for their customers. Our Brokerage Services are designed to enable customers to utilize our services in a way that best suits their home-selling situation and increase in-home seller engagement, while also serving as a valuable resource for real estate agents. We believe our Brokerage Services have the potential to drive growth in our existing markets by expanding our reach and serving a greater number of customers.

Add ancillary products and services

We aim to deliver other additional products and services tied to the core real estate transaction. While we have offered a variety of ancillary products and services over time, our title and escrow services represent the most notable ancillary service that we currently provide. In the future, we anticipate offering additional transaction services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services.

Increase advertising and drive brand awareness

We have a proven history of effective local advertising to drive inbound seller inquiries as well as local and national distribution of our active listings for resale. In the future, we intend to focus on increasing our local advertising efforts through a variety of channels as well as establish a broader national advertising presence to grow brand awareness and brand affinity as we scale.

Marketing

Our sales and marketing efforts utilize a multichannel approach, including paid advertising, earned media and partnerships, with a focus on efficiency and low-cost growth. As our market footprint and real estate product and service offerings have expanded over time, we have optimized our marketing strategy with advanced audience segmentation methodologies, improved targeting, and attribution modeling. Going forward, we plan to continue focusing on increasing our local advertising efforts through a variety of channels, as well as establishing a broader national advertising presence to grow brand awareness and brand affinity. Additionally, we may leverage broad reach channels that allow us to responsibly scale brand awareness.

Offerpad Solutions Inc. | 2025 Form 10-K | 10

Our Competition

The U.S. residential real estate market is highly fragmented and non-integrated. As of 2025, there were over 100,000 U.S. real estate brokerages in the United States, with a single brokerage rarely holding more than 10% share in any market. Additionally, we believe the vast majority of U.S. real estate sales are still conducted through traditional analog methods, with only a small portion of the real estate market having transitioned to the technology-driven, digital method that we offer. We compete with other cash offer providers and online real estate platforms, as well as institutional purchasers of residential real estate; however, we primarily compete with local real estate brokerages and the traditional way of conducting home sales.

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

Additionally, as we have developed and expanded our Renovate offering in recent years, our competition has grown to also include other companies that provide home renovation and remodeling services, including both larger residential remodeling companies and smaller, local renovation service providers. We believe companies in the residential renovation services industry prioritize customer experience, price and quality as they compete with others. Although there are a significant number of companies that provide home renovation and remodeling services, we believe the knowledge and experience that we have gained from completing over 40,000 home renovations since our inception allows us to provide a high quality renovation experience to our Renovate customers.

Human Capital Resources

Overview

We believe that our people are crucial to our success, and we strive to attract, develop and retain the best talent. We have a talented, motivated and dedicated team, and are committed to supporting the development of all of our team members. As of December 31, 2025, we employed approximately 140 people, nearly all on a full-time basis. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees. We also engage numerous consultants and contractors to supplement our permanent workforce, primarily to assist with renovating our homes, and real estate agent partners.

Our Culture and Core Values

Maintaining a strong company culture is critical to our team and is supported through various employee engagement activities. Our culture and passion for what we are building is reflected in how our team performs the following core values:

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

Offerpad Solutions Inc. | 2025 Form 10-K | 11

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

As of December 31, 2025, our registered IP portfolio includes: nine registered U.S. trademarks, three foreign registered trademarks, three pending U.S. trademark applications and two U.S. copyright registrations. Our trademarks registrations include “Offerpad” and the Offerpad logo, and our pending applications include taglines and trademarks for services in development by Offerpad.

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

Further, the regulatory framework for artificial intelligence (“AI”) and machine learning technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) is rapidly evolving as many federal and state government bodies and agencies have introduced or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business. Certain U.S. legislation related to AI technologies has been introduced at the federal level and is advancing at the state level concerning issues such as automated decision making, consumer protection, and “high-risk” uses of AI technologies. However, the enforceability of these new laws remains uncertain as the federal government has stated that it will seek to challenge the enforceability of a number of these laws, and many of these laws are subject to ongoing litigation challenges by private actors. For a more detailed discussion of the risks we face in connection with AI regulations, see “Risk

Offerpad Solutions Inc. | 2025 Form 10-K | 12

Factors— We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.”

In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by HUD, and the states and municipalities in which we transact. For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CFPB (for mortgages) and/or state licensing authorities. As of December 31, 2025, OfferPad Brokerage, LLC, OfferPad Brokerage “FL”, LLC, and OfferPad Brokerage CA, Inc. hold real estate brokerage licenses in certain of our markets and certain other states.

We have historically provided access to mortgage services through either our in-house mortgage solution or a third-party lending partner. Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements. These laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 13

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

Risks Related to Our Business and Industry

Our business and operating results have in the past been impacted and may in the future be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate inventory, and if we are unable to effectively manage these conditions, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future.

Our success depends, directly and indirectly, on general economic conditions and the health of the U.S. residential real estate industry, particularly the single-family home resale market and risks relating to the ownership of residential real estate, many of which are beyond our control. A number of factors have in the past, and could in the future adversely affect our business, including the following:

•
downturns in the U.S. residential real estate market—both seasonal and cyclical—in particular with respect to the single-family home resale market and the markets in which we operate;
•
changes in national, regional, or local economic, demographic or real estate market conditions;
•
slow economic growth or recessionary or inflationary conditions;
•
increased levels of unemployment or declining wages;
•
declines in the value of residential real estate or the pace of home appreciation, or the lack thereof;
•
illiquidity in residential real estate;
•
overall conditions in the housing market, including macroeconomic shifts in demand and increased costs for homeowners, such as property taxes, homeowners’ association fees and insurance costs;
•
low levels of consumer confidence in the economy in general or the U.S. residential real estate industry in particular;
•
low home inventory levels or lack of affordably priced homes;
•
increased mortgage interest rates or down payment requirements or restrictions on mortgage financing availability;
•
increases in household debt levels;
•
volatility and general declines in the stock market;
•
potential tariffs or retaliation against such tariffs;
•
federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single-family homes, or the residential real estate industry in general such as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which limited deductions of certain mortgage interest expenses and property taxes; or
•
natural disasters, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms, pandemics and other events that disrupt local, regional, or national real estate markets.

Our business and operating results have more recently been negatively impacted by the prevailing market conditions that have been challenging the residential real estate market for an extended period of time. As a result, we may experience difficulties in growing effectively and expanding our operations and service offerings in the future if we do not, among other things:

•
increase the number of customers using our platform;
•
acquire sufficient real estate inventory at an attractive cost and quality to meet the demand for our homes;
•
successfully turnover real estate inventory in an efficient manner;
•
increase customer conversion;
•
continue to manage operating expenses;
•
increase our market share within existing markets, and expand into new markets over the long-term;
•
increase our brand awareness;

Offerpad Solutions Inc. | 2025 Form 10-K | 14

•
retain adequate availability of financing sources; and
•
obtain necessary capital to meet our business objectives.

Further, if the macroeconomic and residential real estate market conditions continue to be challenging in the future, we may need to further stall, moderate or decelerate our expansion activities, which has included and may continue to include pausing or reducing real estate inventory acquisitions in certain existing markets.

We operate in a competitive and fragmented industry, and we may not be successful in attracting customers to our products and services, which could harm our business, results of operations and financial condition.

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
our sales and marketing efforts;
•
our customer service and support efforts;
•
our continued ability to develop and improve our technology to support our business model;
•
customer adoption of our platform as an alternative to traditional methods of buying and selling residential real estate; and
•
our brand strength relative to our competitors.

Our business model depends on our ability to continue to attract customers to our platform and the products and services we offer, and enhance their engagement with our products in a cost-effective manner. New entrants continue to join our market categories. Our existing and potential competitors include companies that operate, or could develop, national or local real estate businesses offering services, including real estate brokerage services, mortgage, and title insurance and escrow services, to home buyers or sellers.

Many of our competitors in the broader U.S. residential real estate industry have well-established national reputations and may market similar products and services. Several of these companies are larger than us and have significant competitive advantages, including better name recognition, higher financial ratings, greater resources, lower cost of funds and additional access to capital, and more types of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. If we are not able to continue to attract customers to our platform, products and services and achieve greater scale in operations, our business, results of operations and financial condition will be harmed.

Economic conditions, including inflation and high mortgage rates, have historically impacted, and may continue to adversely affect, the residential real estate business and our business and financial results.

In response to inflationary pressures, the Federal Reserve Board implemented a series of increases to its benchmark interest rate during 2022 and 2023. As economic conditions subsequently shifted, primarily as a result of elevated levels of unemployment and a slowdown in job creation, the Federal Reserve Board lowered its benchmark interest rate close to two full percentage points over the course of 2024 and 2025.

While the Federal Reserve Board lowered its benchmark interest rate on multiple occasions during 2024 and 2025, the average thirty-year fixed mortgage interest rate remains close to 6% at the end of 2025. When interest rates remain high, so do the costs of owning a home, which in turn reduces the number of potential home buyers who can obtain mortgage financing and affects the prices home buyers may be willing to pay for homes.

The elevated mortgage interest rate environment continued to contribute to the housing affordability challenges during 2025, negatively impacting consumer demand for residential real estate. Additionally, the ongoing concerns associated with the macroeconomic and geopolitical environments, which have been heightened by the trade-related tensions resulting from widespread tariffs implemented and proposed by the U.S. and other governments, have also had an adverse impact on the residential real estate market conditions in recent periods. The cumulative impact of these conditions continues to cause uncertainty in the market and challenge consumer confidence, resulting in lower than normal real estate transaction volumes.

Persistent challenges in mortgage financing—stemming from sustained high interest rates, potential further rate hikes, or a tightening of credit conditions—could lead to a continued decrease in demand for our homes and the services our platform provides. Such conditions could, in turn, negatively impact our business and financial performance.

Offerpad Solutions Inc. | 2025 Form 10-K | 15

We have had a history of losses since our inception, and we may not achieve or maintain profitability in the future.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred net losses each year from inception, and may incur additional losses in the future. We had an accumulated deficit of $506.4 million and $460.0 million as of December 31, 2025 and 2024, respectively. Since our launch in 2015, we have invested in the development and expansion of our operations and we expect these investments will continue in the future as we seek to improve our infrastructure and software and technology platform, increase our market penetration in existing markets, and grow our business through new market expansion and the increased offering of other real estate service solutions. These investments, including technology, recruitment and training, marketing, and pursuing strategic opportunities, may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:

•
our inability to grow market share in our existing markets or any new markets we may enter;
•
our expansion into new markets, deceleration of market expansion and other changes to our underwriting process in response to market conditions;
•
declines in U.S. residential real estate transaction volumes;
•
increased competition in the U.S. residential real estate industry;
•
changes in our fee structure or rates;
•
our failure to accurately price homes we acquire, changes to resale prices during the time homes are in our real estate inventory or other changes to our underwriting process;
•
our failure to realize anticipated efficiencies through our technology and business model;
•
costs associated with enhancements, or new offerings of our products and services;
•
failure to execute our growth strategies;
•
increased marketing costs;
•
lack of access to housing market data that is used in our pricing models at reasonable cost;
•
inability to manage headcount and personnel in response to market conditions, while supporting our plans for longer-term growth;
•
loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions in the area in which real estate or assets are located;
•
increases in costs associated with holding our real estate inventories, including financing costs;
•
failure to adequately reduce or optimize costs in response to market conditions;
•
the availability of debt financing and securitization funding to finance our real estate inventories; and
•
unforeseen expenses, difficulties, complications and delays, and other unknown factors.

Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, we expect expenses will continue to increase over the long term as we seek to expand our operations and implement our long-term strategic initiatives over time. These investments in our business may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed and it may also impact our access to funding and liquidity sources.

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

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Our business model is still in the relatively early stages as compared to the business models of more established market participants in the U.S. residential real estate industry. As we do not have a long operating history, it is difficult to compare our business model with the business models of other market participants. Since we launched our first market in 2015, our operating results have not been predictable and our historical results may not be indicative of our future results. Additionally, few peer companies with similar business models exist and none have yet to establish long-term track records that might assist us in predicting whether our business model and strategy can be implemented and sustained over an extended period of time. As a result, it may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. Further, we may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.

Offerpad Solutions Inc. | 2025 Form 10-K | 16

Our business is dependent upon our ability to accurately value and manage real estate inventory and an ineffective pricing or portfolio management strategy, or other changes to our underwriting process, may have an adverse effect on our business, sales and results of operations.

We appraise and price the homes we buy and sell using in-house proprietary data analytics technology, which continuously collects and synthesizes market data with performance history from our real estate operations, forming a knowledge distillation and feedback loop throughout the process and enabling us to operate a highly intelligent and automated workflow. This assessment includes estimates on time of possession, market conditions, renovation and holding costs, and anticipated resale proceeds. Conversion rates and customer satisfaction may be negatively impacted if valuations are too low and/or fees are too high. Additionally, following our acquisition of a home, we may need to decrease our anticipated resale price for that home if we discover defects or other conditions requiring remediation or impacting the value of the home that were unknown to us at the time of acquisition. We also may not be successful in implementing changes in strategy with respect to our underwriting process to achieve desired margins, which could have a material adverse effect on our business and financial condition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also significantly delay our ability to renovate and resell homes in a timely manner. Moreover, these risks may be heightened when we expand into new markets where we may not have similar levels of knowledge and experience as we do in the markets where we currently operate or if the valuation technologies that we currently use are not as effective at accurately valuing homes in markets with different housing conditions. As a result of these factors, we may be unable to acquire or sell real estate inventory at attractive prices or to finance and manage real estate inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business and financial condition.

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

We are subject to risks inherent to declines in real estate valuations. For example, home prices can be volatile, and the values of our real estate inventory may fluctuate significantly. As a result of such fluctuations, we have in the past, and may in the future, record real estate inventory valuation adjustments. We periodically review the value of our real estate inventory to determine whether the value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record a real estate valuation adjustment in the relevant accounting period. As a result of such reviews, we recorded $5.3 million and $4.5 million of real estate inventory valuation adjustments during the years ended December 31, 2025 and 2024, respectively. These adjustments caused an immediate reduction of net income and a corresponding decrease in real estate inventory on our balance sheet in the respective periods. Even if we do not determine that it is necessary or appropriate to record a real estate inventory valuation adjustment, a reduction in the estimated net realizable value of a property could manifest over time and would therefore affect our earnings and financial condition at that time.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 17

Our business is dependent upon our ability to expeditiously sell real estate inventory. Failure or inability to expeditiously sell our real estate inventory has had and could continue to have an adverse effect on our business, sales and results of operations. Holding homes in real estate inventory exposes us to risks, such as increased holding costs and the risks of declining real estate valuations.

Balancing our real estate inventory levels is an important element in our business model as we strive to optimize future returns. Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of real estate inventory. An over-supply of real estate inventory will generally cause downward pressure on our liquidity, sales prices and margins and increase our average days to sale. Our real estate inventory has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing real estate inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep, insurance, property tax, homeowners’ association fees, utility fees and other expenses that accompany the ownership of residential real property.

Additionally, risks related to declining real estate valuations increase as the average holding period of homes increases. During the years ended December 31, 2025 and 2024, the average holding period of homes sold was generally higher than our historical norms as a result of uncertainty in the residential real estate market and the broader challenging economic conditions, our associated intentional reduction in home acquisition pace and focus on selling through our aged real estate inventory. As a result, our liquidity and the results of our operations were adversely affected, and may continue to be adversely affected in the future due to our inability to sell such real estate inventory at prices that allow us to meet margin targets or to recover our costs.

Our business is concentrated in certain geographic markets, and local or regional conditions, including economic downturns, severe weather, catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.

While our business is spread across 26 metropolitan markets in the United States as of December 31, 2025, the majority of our revenue was generated from our top ten geographic markets during each of the years ended December 31, 2025 and 2024. As a result of this concentration, local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas have historically affected and could in the future materially adversely affect our revenues and profitability. These risks include possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

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

We regularly evaluate expanding our products into new markets or launching new service offerings in existing or new markets and we have in the past and may in the future continue to expand our products and markets. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process, and our new service offerings may not result in the customer conversion or profitability that we expect. New offerings have required and may in the future require adjustments, enhancements and optimizations following their launch, but these efforts may not achieve the desired results. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and expand into additional markets, including via our strategic approach with our other real estate service solutions, are subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 18

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

Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth will be increased traffic to, and use of, our website and mobile application by potential customers. Our marketing and partner channel efforts may not succeed for a variety of reasons, including changes to search engine algorithms, ineffective campaigns across marketing channels, limited experience in new marketing channels and any technical difficulties customers may experience using our applications. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform. Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

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

We expect our revenue and results of operations to vary significantly from period to period in the future, based in part on, among other things, consumers’ home buying patterns. The residential real estate market is seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform. We expect our financial results and working capital requirements to reflect seasonal variations over time, although in periods in which we are growing and expanding our market presence, the impact of seasonality in our financials can be obscured.

Offerpad Solutions Inc. | 2025 Form 10-K | 19

If we do not innovate or provide customers with an efficient and seamless transaction experience, our business could be harmed.

The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of customers and professionals shift constantly and rapidly. Our success depends on our continued innovation to provide new, and improve upon existing, products and services that make real estate transactions faster, easier and less stressful for our customers. As we have developed our real estate platform over time, we have expanded our solution offerings to include a range of services in addition to our consumer cash offer solution, including renovation solutions and industry partnership programs. The success of our business may also depend on our ability to successfully integrate additional ancillary products and services into our platform, potentially including energy efficiency solutions, smart home technology, insurance, home warranty services and other real estate service solution offerings. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products or services, enable smoother and more efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. Changes or additions to our products or services do not always attract or engage our customers as desired, and may reduce confidence in our products or services, negatively impact the quality of our brand, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations or otherwise harm our business. Furthermore, if we are unable to successfully anticipate or keep pace with industry changes and provide products or services that our customers want to use on the devices they prefer, then those customers may become dissatisfied and use our competitors instead. If we are unable to continue offering high-quality, innovative products, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.

A significant portion of our costs and expenses are fixed, and we may not be able to adapt or optimize our cost structure to offset declines in our revenue.

A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase or balance our transaction volumes strategically to benefit from operating efficiencies and continue to optimize our cost structure. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Certain services we use, subscriptions and fees have fixed costs and are necessary for operation of the business. The other portion of fixed costs are necessary in order to invest in future growth. We cannot assure you that we will be able to rationalize our fixed costs. If we are unable to effectively adapt or optimize our cost structure to offset declines in our revenue, we may experience further negative effects on our business, results of operations and financial condition.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to renovate, service or repair our homes, third-party partners we rely on for referrals, such as homebuilders and online real estate websites or institutional buyers of our real estate inventory, and technology service providers. Identifying partners, and negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.

In addition, we rely on our relationships with multiple-listing services providers (“MLS”) in all our markets both as key data sources for our pricing and for listing our real estate inventory for resale. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source real estate information faster or more efficiently than we can. If we lose existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access to listing data, an inability to continue to add new listing providers, changes to the way real estate information is shared or our ability to price or list our real estate inventory for resale could be impaired and our operating results may suffer.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 20

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

Due to the uncertainty in the residential real estate market and the broader challenging economic conditions during 2025, we continued our intentional reduction in home acquisition pace and focus on selling through our aged real estate inventory throughout the year. By doing so, our overall real estate inventory mix shifted during the year and generally included a lower composition of newly acquired homes. This resulted in our average holding period of homes sold during 2025 being higher than our historical norms, finishing at approximately 175 days during the fourth quarter of 2025.

Given our focus on effectively managing and mitigating our risk exposure, we intend to continue balancing our home acquisition pace and managing our real estate inventory levels in response to the prevailing residential real estate market conditions. Based on the current market conditions, combined with the impact of the normal seasonal increase that occurs in the fall and winter months, we anticipate our average real estate inventory holding period will remain higher than our historical norms during the first quarter of 2026.

In addition, increases in transaction costs to acquire properties, including costs of evaluating homes and making offers, title insurance and escrow service costs, changes in transfer taxes, and any other new or increased acquisition costs, would have an adverse impact on our home acquisitions and our business.

Our ability to compete effectively and execute on our strategic plan, and the success of our Renovate solution, depends in part on our ability to manage home renovations.

Our ability to effectively manage home renovations is a key component in our Cash Offer and Renovate solutions. In our Cash Offer solution, we typically renovate or repair homes prior to listing them for resale. In our Renovate solution, we provide renovation services to other businesses, allowing customers to use our renovations team to update their portfolio of homes for rent or to sell. We use internal employees and third parties to renovate and repair homes under both of these solutions.

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

Further, the U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In March 2025, a 25% tariff on steel and aluminum from Canada and Mexico went into force, which was subsequently increased to 50% in June 2025. These widespread tariffs or any future additional tariffs or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may impact the costs of materials and supplies used in our home renovations, which could in turn impact our margins. Any resulting increase in the cost of our home renovation projects could decrease consumer demand and have a negative impact on our business and results of operations.

In all cases described above, incurring more than budgeted costs would adversely affect our investment return on purchased homes.

Offerpad Solutions Inc. | 2025 Form 10-K | 21

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate financial risks, such as pricing risk, interest rate risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase, which in turn could have a material adverse effect on our reputation, financial results and liquidity.

Our ability to recruit and retain a sufficient number of productive independent real estate agents is critical to maintaining and growing our business and providing an adequate level of service to our customers.

We partner with independent contractor real estate agents for various components of our business, including our HomePro services. If we are unable to successfully grow a sufficient base of productive independent real estate agents, we may be unable to maintain or grow revenues. A variety of factors impact our ability to attract and retain independent real estate agents, including but not limited to: intense competition from other brokerages; our ability to develop and deliver compelling products and services to independent real estate agents; our ability to generate high-quality leads to independent real estate agents; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents.

If we are unable to successfully recruit and retain a sufficient number of productive independent real estate agents, we may be unable to maximize our revenue and market share growth.

We are subject to the requirements governing the licensing and conduct of real estate brokerages and brokerage-related businesses in the jurisdictions in which we do business.

Due to our brokerage business, we and our agents must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the markets in which we operate. Due to the geographic scope of our operations, we and our real estate agents may not be in compliance with all of the required licenses at all times. Additionally, when we enter into new markets, we have in the past and may in the future become subject to additional licensing requirements. If we or our real estate agents fail to obtain or maintain the required licenses for conducting our brokerage operations or fail to strictly adhere to associated regulations, the relevant government authorities may order us to suspend relevant operations or impose fines or other penalties, which in turn could have a material adverse effect on our reputation, financial results and liquidity.

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

The homes in our real estate inventory generally are not occupied during the time we own them prior to resale. When a home is listed for resale, prospective buyers or their agents typically can access our homes instantly through our technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespassers and other situations that may have adverse impacts on us or the homes, including potential adverse impacts to our reputation. Additionally, all of these circumstances may involve significant costs to resolve that may not be fully covered by insurance, including legal costs associated with removing unauthorized visitors and occupants and additional holding and repair costs. If these increased costs are significant across our real estate inventory, both in terms of costs per home and numbers of homes impacted, this could have a material adverse impact on our results of operations.

Offerpad Solutions Inc. | 2025 Form 10-K | 22

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

We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, mobile and internet-based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, laws around the development and deployment of artificial intelligence technologies, and employment laws. These laws are complex and sometimes ambiguous, and can be costly to comply with, require significant management time and effort, require a substantial investment in technology, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations.

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

Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements. These laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.

Offerpad Solutions Inc. | 2025 Form 10-K | 23

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

The regulatory framework for AI and AI Technologies is rapidly evolving as many federal and state government bodies and agencies have introduced or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business. Certain U.S. legislation related to AI Technologies has been introduced at the federal level and is advancing at the state level. For example, in 2025, the California Privacy Protection Agency’s new regulations under the CCPA regarding the use of automated decision-making were approved and went into effect on January 1, 2026. California also enacted a number of new laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

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

In the event of a major earthquake, hurricane, windstorm, tornado, flood or catastrophic event such as pandemic, fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both the resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected

Offerpad Solutions Inc. | 2025 Form 10-K | 24

geographies. Any of these delays will likely result in extended hold times, increased costs and real estate inventory valuation adjustments. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.

As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

Environmentally hazardous conditions, and regulations relating to climate change and energy, may adversely affect us.

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

Compliance with new or more stringent environmental and climate-related laws or regulations or varying interpretations of existing laws or conflicting laws or regulations may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, radon, pesticides, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.

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

In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might require us to make significant changes to our current practices. If there is a breach of our IT

Offerpad Solutions Inc. | 2025 Form 10-K | 25

Systems, and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual (and regulatory body) and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government actions resulting in penalties or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions, of dollars, as well as reputational and other harms.

The risk of cybersecurity incidents directed at us or our third-party partners and vendors includes threats directed through diverse attack vectors, such as social engineering and phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Cybersecurity incidents may occur through uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as sophisticated and targeted measures known as advanced persistent threats. Cybersecurity threats are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools–including artificial intelligence–that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, as well as our proprietary business information and intellectual property and that of our customers and employees.

Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations, such as cloud services that support our internal and customer-facing operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially materially impact our Confidential Information (our own or that of third parties, including personal information of our customers and employees) and result in the disruption of business operations. Any such compromises to our security, or that of our third-party partners or vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation (including class actions), government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.

We collect, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any actual or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.

We collect, store, use, disclose and process personal information and other data. There are numerous federal and state laws, as well as regulations and industry guidelines and standards, regarding privacy and the collection, storing, use, processing, disclosure, and protection of personal information, the scope of which are continually changing, subject to differing interpretations, and may be inconsistent among countries and states or conflict with other laws, regulations, guidelines, and standards. We and our third-party partners and vendors are subject to these data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of personal information, and those that are specific to certain industries, sectors, contexts, or locations. Additionally, laws, regulations, guidelines and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, are applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”), and similar state consumer protection laws. We are also subject to the terms of our own privacy policies and certain privacy-related obligations to third parties. We strive to comply with all applicable laws, regulations, policies, legal obligations and industry guidelines and standards relating to privacy, data protection and marketing and advertising activities to the extent possible. However, it is possible that these laws, regulations, policies, legal obligations, and industry guidelines and standards may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other laws, regulations, policies, legal obligations, and industry guidelines and standards, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. It is possible we may not be in full compliance with certain laws, regulations, policies, legal

Offerpad Solutions Inc. | 2025 Form 10-K | 26

obligations, industry guidelines and standards, and any failure or perceived failure by us to comply with these requirements may result and has at times resulted in litigation, and may also result in governmental investigations or enforcement actions, loss of business and unfavorable publicity. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, we may be, but have not to-date been, required to pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause significant reputational harm to our brand and our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Any significant change to applicable laws, regulations or industry guidelines and standards regarding the collection, use, processing or disclosure of personal information, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that we collect, use, process, and disclose. For example, the CCPA requires companies that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the companies’ collection, use, processing and disclosure of personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Numerous other states have already enacted, and are actively considering enacting privacy laws similar to the CCPA, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation, carry significant potential liability for our business, and could result in reputational harm.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 27

Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.

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

We use open source software in our proprietary software and our services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code, and such open source software may not be regularly maintained and updated in order to contain and patch possible security vulnerabilities. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay the introduction of new solutions, result in a failure of our platform, and injure our reputation.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 28

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

We use AI Technologies in our business, and the deployment, use and maintenance of these technologies involve technological, operational, and legal risks.

We use AI and AI Technologies in our business for the purpose of, among other things, computer vision-enabled image recognition and ‘smart scoping’ to inform renovation estimates and improve our pricing model, and continue to invest in this area. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying

Offerpad Solutions Inc. | 2025 Form 10-K | 29

these technologies and there can be no assurance that our investments in such technologies will always enhance our services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decrease over time without further human intervention to correct such decay.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties. Our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become unavailable, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. Additionally, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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

As of December 31, 2025, we had $93.3 million of total debt outstanding under our secured credit facilities, other debt and revolving credit facility. Our leverage has meaningful consequences for us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place further strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 30

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

Covenants in our debt agreements have restricted and may in the future restrict our borrowing capacity or operating activities and adversely affect our financial condition.

Certain of our existing debt agreements contain, and future debt agreements may contain, various affirmative, negative, financial and collateral performance covenants. Specifically, we need to maintain a certain tangible net worth and liquidity minimums, and leverage maximums under certain of these facilities. These covenants may limit our operational flexibility or restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. If we breach these covenants, in certain cases, we could be required to repay all of the relevant debt immediately, even in the absence of a payment default. At various points during 2025, we obtained temporary waivers for certain of these covenants, which resulted in the associated revolving/withdrawal periods for such facility expiring. If such waivers were required in the future, there can be no assurance that they would be provided. The occurrence of these events would have an adverse impact on our financial condition and results of operations and such impact could be material.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 31

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

Borrowings under our senior and mezzanine secured credit facilities accrue interest at variable rates and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness increase and our earnings and cash flows correspondingly decrease. Increased interest costs have also reduced the amount of debt financing that our real estate inventory can support. Assuming no change in the outstanding borrowings on our senior and mezzanine secured credit facilities, and other senior secured debt, we estimate that a one percentage point increase in the Secured Overnight Financing Rate (“SOFR”) would have increased our annual interest expense by $0.8 million during the year ended December 31, 2025.

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

We could be subject to additional tax liabilities and our ability to use net operating loss carryforwards and other tax attributes have been impacted by an ownership change and may in the future be limited in connection with other ownership changes.

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations (such as the One Big Beautiful Bill Act signed into law during July 2025 and the United States Inflation Reduction Act of 2022). We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and IRS or other tax authorities may challenge the positions that we take.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception, may not be profitable in the near future, and may never achieve long-term profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $905.2 million. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities, and may be limited as a result of previous or future changes in our ownership. Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change net operating losses to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We experienced an “ownership change” on January 13, 2026 as a result of a registered direct offering of 10,000,000 shares of our Class A common stock in January 2026 for gross proceeds of $18.0 million, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Capital Raising Activities—January 2026 Registered Direct Offering” for additional information. Consequently, our NOLs generated through January 13, 2026 are subject to annual limitations. As a result of this ownership change, if we earn taxable income in the future, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. Our existing net operating losses may be subject to limitations arising from previous ownership changes,

Offerpad Solutions Inc. | 2025 Form 10-K | 32

and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize net operating losses could be further limited by Section 382 of the Code.

We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our real estate inventory, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. During economic and housing downturns, including the recent downturn, credit markets have constricted and reduced sources of liquidity.

In the past and potentially again in the future, cash on hand and cash generated from operations was not sufficient to meet our cash and liquidity needs, and we needed, and may need again in the future, to seek additional capital and engage in equity financings (including through our Open Market Sale AgreementSM) or debt financings to secure funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Our ability to obtain financing will depend, among other things, on our product development efforts, business plans, operating performance and condition of the capital markets and housing markets at the time we seek financing. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. We have in the past and may continue in the future to raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 33

The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our fourth restated certificate of incorporation (the “certificate of incorporation”) provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or employees to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or our bylaws or certificate of incorporation (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine.

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

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and therefore depress the trading price. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the incumbent members of our board of directors or taking other corporate actions, including effecting changes in our management. Certain of these provisions became effective during the year ended December 31, 2025, following the Sunset Date (as defined in our certificate of incorporation). Among other things, our certificate of incorporation and bylaws include provisions that:

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
•
require that any action of our stockholders be affected only at a meeting of stockholders and not by written consent;
•
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

Offerpad Solutions Inc. | 2025 Form 10-K | 34

•
require a supermajority vote of stockholders to amend certain provisions of our certificate of incorporation and our bylaws;
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

Our failure to meet the NYSE’s continued listing standards could result in the suspension and delisting of our Class A common stock.

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

There can be no assurance that we will be able to maintain compliance with these or any other NYSE listing requirements during or after the 12-month follow-up period. Delisting from the NYSE could make trading our Class A common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a NYSE market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our Class A common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our Class A common stock could decline. Delisting from the NYSE could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our Class A common stock for consideration or the value accorded by other parties. If our Class A common stock is delisted by the NYSE, our Class A common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our Class A common stock or obtain accurate quotations as to the market value of our Class A common stock. We cannot assure you that our Class A common stock, if delisted from the NYSE, would be eligible to be listed on another national securities exchange or quoted on an over-the counter quotation system.

General Risks Related to Offerpad

Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance may not cover all of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.

Offerpad Solutions Inc. | 2025 Form 10-K | 35

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

We have in the past issued and may in the future issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We have in the past and may in the future issue additional shares of common stock (including through our Open Market Sale AgreementSM) or other equity securities of equal or senior rank in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or under our incentive plan or employee stock purchase plan, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank has in the past and could in the future have the following effects:

•
your proportionate ownership interest in our company will decrease;
•
the relative voting strength of each previously outstanding share of our common stock may be diminished; or
•
the market price of our shares may decline.

Offerpad Solutions Inc. | 2025 Form 10-K | 36

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

The trading price of our securities has in the past and may in the future fluctuate substantially, and may be lower than the price at which you purchase such securities. This is especially true for companies like ours with a small public float. The trading price of our Class A common stock will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;
•
changes in the market’s expectations regarding our operating results;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
speculation in the press or investment community;
•
actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•
the operating results failing to meet the expectations of securities analysts or investors in a particular period;
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
•
general economic and political conditions such as recessions, interest rate levels, global trade conditions, pandemics and acts of war or terrorism; and
•
other risk factors listed under this “Risk Factors,” section.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future, and has in the past and could in the future cause us to fall out of compliance with NYSE listing rules.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if

Offerpad Solutions Inc. | 2025 Form 10-K | 37

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

There has been increasing focus by investors, customers, activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of environmental, social and other sustainability matters, including diversity and inclusion matters. We may experience pressure to make commitments or provide additional reporting relating to sustainability matters that affect us, including the design, implementation, and reporting of specific risk mitigation strategic initiatives, at the same time that we may receive pressure to reverse or decline to make commitments relating to those or other sustainability matters. If we are not effective in meeting the varied environmental, social and other sustainability expectations of regulators, investors or other stakeholders, or in addressing sustainability matters that affect our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

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

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team composed primarily of members of management, including our Senior Vice President of Product Management and Senior Director of IT Operations, that is principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to maintain, assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management, which includes phishing and malware simulations;

Offerpad Solutions Inc. | 2025 Form 10-K | 38

•
a cybersecurity incident response plan that includes relevant procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

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

The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also periodically receives briefings from senior management on our cyber risk management program.

Our information technology management team includes our Senior Vice President of Product Management, who has extensive knowledge and skills gained from over 25 years of experience leading product and technology teams at multiple publicly traded companies, and our Senior Director of IT Operations, who has leadership experience across the full spectrum of information technology operations, cybersecurity, and enterprise infrastructure, including the design, implementation, and operation of security controls across enterprise environments, vulnerability management, and incident response coordination. Along with our externally managed security operations center, these individuals are responsible for assessing and managing our risks from cybersecurity threats. This team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

We lease our corporate headquarters in Tempe, Arizona, along with field office facilities in certain metropolitan markets in which we operate in the United States.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Offerpad Solutions Inc. | 2025 Form 10-K | 39

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

Holders of Record

As of February 17, 2026, there were 73 registered holders of our Class A common stock, and three registered holders of our public warrants. Because many of our shares of Class A common stock and public warrants are held by banks, brokers and other financial institutions on behalf of shareholders, there are a greater number of shareholders represented by these registered holders.

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

Sales of Unregistered Equity Securities

Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on July 28, 2025, no unregistered sales of our equity securities were made during the year ended December 31, 2025.

Purchase of Equity Securities

We did not repurchase shares of our Class A common stock during the three months ended December 31, 2025.

Offerpad Solutions Inc. | 2025 Form 10-K | 40

Stock Performance Graph

The following graph illustrates the total return from September 1, 2021 through December 31, 2025, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) the NASDAQ Real Estate and Other Financial Services Index. The graph assumes that $100 was invested on September 1, 2021 in each of our Class A common stock, the Russell 2000 Index, and the NASDAQ Real Estate and Other Financial Services Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Item 6. [Reserved]

Offerpad Solutions Inc. | 2025 Form 10-K | 41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that Offerpad’s (the “Company”) management believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2025 items and the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in the 2024 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Our Business

We are a real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home. We combine proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. We provide cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners. Founded in 2015, we have transacted on homes representing approximately $12.2 billion of aggregate revenue through December 31, 2025.

We are headquartered in Tempe, Arizona and operate in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of December 31, 2025.

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

Housing affordability challenges and weakened consumer confidence persisted throughout the year ended December 31, 2025, negatively impacting consumer demand for residential real estate. The average thirty-year fixed mortgage rate was close to 6% at the end of 2025, and while mortgage rates generally trended downward during the year to a level not seen since late 2024, mortgage interest rates remain high, and we expect the elevated mortgage interest rate environment will continue to contribute to the ongoing housing affordability pressures. Additionally, the ongoing concerns associated with the macroeconomic and geopolitical environments, which have been heightened by the trade-related tensions resulting from widespread tariffs implemented and proposed by the U.S. and other governments, have also had an adverse impact on the residential real estate market conditions in recent periods. The cumulative impact of these conditions continues to cause uncertainty in the market and challenge consumer confidence, resulting in lower than normal real estate transaction volumes.

Our operating results during 2025 reflect these prevailing market conditions that have been challenging the residential real estate market for an extended period of time. As a result of these market dynamics, we maintained our focus on selling through our aged real estate inventory during 2025, which had a negative impact on our average real estate inventory holding period and gross profit margin during the year. This activity, combined with our ongoing intentional reduction in home acquisition pace as part of our effort to balance our real estate inventory levels to potentially optimize our return in the future, has resulted in a fewer number of homes in real estate inventory, which is also reflected in our operating results. Although our operating results were unfavorably impacted by these conditions and related strategies during 2025, our focus on cost reduction and operational efficiencies throughout the business continues to be reflected in our lower cost structure, as we achieved year-over-year improvement in our net loss for the third consecutive year.

Given the current market conditions, we remain focused on growing our other real estate service solution offerings, and within our Cash Offer solution, proactively optimizing our capital allocation across our highest performing and most efficient markets and using pricing adjustments and other incentives in an effort to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Further, there continues to be an increased level of uncertainty regarding the near-term macroeconomic conditions, including the direction of mortgage interest rates. While the Federal Reserve Board lowered its benchmark interest rate on multiple occasions during 2025, and may lower rates further in

Offerpad Solutions Inc. | 2025 Form 10-K | 42

future periods, it remains difficult to predict the near-term direction of consumer demand for residential real estate due to the many different factors that impact such demand. We anticipate that ongoing economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the first quarter of 2026. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future, along with continuing to reduce our real estate inventory acquisition pace compared to our historical levels.

Capital Raising Activities

During 2025 and in January 2026, we executed the following transactions to strengthen our balance sheet and support key growth initiatives:

•
July 2025 Class A Common Stock and Warrant Offering – During July 2025, we issued and sold 2,857,143 shares (the “2025 Shares”) of our Class A common stock and warrants to purchase up to 1,428,571 shares (“2025 Warrants”) of our Class A common stock for aggregate gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses. The 2025 Shares and 2025 Warrants were offered and sold on a combined basis for consideration equating to $2.10 for one share and half of one warrant. The 2025 Warrants have an exercise price of $2.30 per share and became exercisable on January 26, 2026 and will expire on January 26, 2030.

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

•
Revolving Credit Facility – In July 2025, we entered into a three-year, $15.0 million revolving credit facility with a lender to support our continued growth and long-term strategic initiatives. Borrowings under the revolving credit facility accrue interest at 8.50% per annum.
•
Sale Agreement – During August 2025, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which we may offer and sell up to $100,000,000 of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. We have no obligation to sell any shares under the Sale Agreement, but we may do so from time to time.

During the year ended December 31, 2025, we sold 6,574,495 shares of our Class A common stock under the Sale Agreement for aggregate gross proceeds of $30.3 million, before commissions and other offering costs of $1.3 million. As of December 31, 2025, we had $69.7 million of remaining availability under the Sale Agreement.

•
January 2026 Registered Direct Offering – In January 2026, we entered into a securities purchase agreement with the purchasers named therein, providing for the issuance and sale by us of an aggregate of 10,000,000 shares (the “2026 Shares”) of our Class A common stock. The 2026 Shares were sold for a purchase price of $1.80 per share, for gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses.

New York Stock Exchange Listing Notice

On April 10, 2025, we received written notice (the “NYSE Notification”) from the NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million. The NYSE Notification has no immediate impact on the listing of our Class A common stock.

On July 16, 2025, the NYSE accepted our business plan advising the definitive action(s) we are taking or plan to take that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the NYSE Notification (the “Cure Period”).

As a result, we are subject to quarterly monitoring for compliance with the business plan. Our Class A common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to our compliance with the other continued listing standards of the NYSE and continued periodic review by the NYSE of our progress with respect to the business plan.

Factors Affecting Our Performance

We believe our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K.

Offerpad Solutions Inc. | 2025 Form 10-K | 43

Market Penetration in Existing Markets

The U.S. residential real estate market is substantial, with 4.4 million homes sold for a total transaction value of roughly $1.8 trillion during 2025, and is highly fragmented with a significant number of licensed real estate agents and real estate brokerages. In 2025, the total residential real estate transactions in our 26 active metropolitan markets covered roughly 22% of the 4.4 million homes sold during the year, and we estimate that we captured roughly 0.2% of such transactions. Given this high degree of fragmentation, we believe that giving homeowners more control, flexibility, and choice when buying and selling a home through our real estate service solutions could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets over time, providing the backdrop to grow our overall market penetration as we focus on the expansion of our various real estate service solutions in existing markets. Additionally, we anticipate our market share will increase over time as we invest in additional brand marketing, strengthen our local partnerships and continue improving customer awareness of our offerings.

Expansion into New Markets

Since our launch in 2015, we have expanded our real estate operations into 26 metropolitan markets as of December 31, 2025. We have been strategic in our approach to growing our market footprint and have focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach in offering four complementary solutions that serve sellers and partners across multiple transaction paths, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through our various service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has historically enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we are currently offering renovation services in select markets in which we operate.

Although we have expanded into new markets over the past few years, we have decelerated our market expansion plans in more recent years given the uncertain economic outlook and challenging residential real estate market conditions. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

Renovate

Our renovation process has been a key component of our business model since our inception, built to improve home quality and resale outcomes. Over time, we have expanded this core capability into a data-driven platform that extends beyond owned homes into third-party renovation services. As we have developed and expanded our Renovate offering in recent years, our renovation volumes have increased and these services have become an increasingly larger component of our business and operating results, a trend we expect to continue in the future as we maintain our focus on driving additional volume from such services.

Through our Renovate services, we are able to leverage our existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing these third-party renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee.

Cash Offer Marketplace

Our Cash Offer Marketplace, which includes Direct+ partners, provides third-party buyers with an opportunity to purchase homes from homeowners. In this solution, qualified cash offers are routed through a marketplace of third-party buyers, preserving speed and certainty for sellers. These transactions occur in several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing. We expect our Cash Offer Marketplace will help more homeowners sell their home and has the potential to expand our ability to reach more customers, allowing us to increase transaction flexibility and scale transaction volume across market cycles, while also providing customers with the benefit of receiving an optimized offer for their home.

Brokerage Services

Our Brokerage Services solution provides sellers with different agent-led pathways to sell their home, including HomePro, which pairs experienced local agents with our platform, data and customer flow for guided, in-person solutions, and Agent Partnership Program, which provides an opportunity for third-party agents to present our cash offer as a potential solution for their customers. Our Brokerage Services are designed to enable customers to utilize our services in a way that best suits their home-selling situation and increase in-home seller engagement, while also serving as a valuable resource for real estate agents.

Offerpad Solutions Inc. | 2025 Form 10-K | 44

Ancillary products and services

Over the long term, we aim to deliver other additional products and services tied to the core real estate transaction in a smooth, efficient, digital-driven platform, focused on transparency and ease of use. Although further developing these products and services will require significant investment, growing our current offerings and offering additional ancillary products and services, potentially including energy efficiency solutions, smart home technology, insurance, and home warranty services, we believe will strengthen our unit economics and allow us to better optimize pricing. Generally, the revenue and margin profiles of our ancillary products and services are different from our Cash Offer service, which accounts for the substantial majority of our revenue, with most ancillary products and services having a smaller average revenue per transaction than our cash offering service, but a higher margin.

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

Unit Economics

We view Contribution Margin and Contribution Margin after Interest (see “—Non-GAAP Financial Measures”) as key performance indicators for unit economic performance, which are currently primarily driven by our Cash Offer transactions. Future financial performance improvements are expected to be driven by expanding unit level margins through initiatives such as:

•
Continued optimization of acquisition, renovation, and resale processes and strategies, including our underwriting processes, as we increase our market penetration in existing markets;
•
Effectively increasing and expanding our Cash Offer solution, optimizing customer and agent community engagement and increasing conversion of requests for home purchases; and
•
Introducing and scaling additional ancillary products and services to complement our core Cash Offer solution, over the long term.

Operating Leverage

We utilize our technology and product teams to design systems and workflows to make our operations teams more efficient and able to support and scale with the business. Many positions are considered volume based, and as our business grows over the longer term, we plan to focus on developing more automation tools to gain additional leverage. Additionally, in periods when our business is growing, we expect to be able to gain operating leverage on portions of our cost structure that are more fixed in nature as opposed to purely variable. These types of costs include general and administrative expenses and certain marketing and information technology expenses, which generally grow at a slower pace than proportional to revenue growth.

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

Risk Management

A significant portion of our business model is based upon acquiring homes at a price which will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relisting the home so that it sells at a profit and in a relatively short period of time. Since our inception, we have invested significant resources into our underwriting and asset management systems, and expect to continue doing so in the future. Our real estate operations team, including our pricing team, together with our software engineering and data science teams are responsible for underwriting accuracy, portfolio health, and workflow optimization. Our underwriting tools are constantly updated to adjust to the latest market conditions, leveraging inputs from our internal data systems, as well as third-party and other proprietary data sources.

Offerpad Solutions Inc. | 2025 Form 10-K | 45

This process allows us to assess and adjust to changes in the local housing market conditions based on our technology, analysis and local real estate experience, in order to better manage and mitigate our risk exposure. Further, our listed homes are typically in market-ready and move-in ready condition following the repairs and renovations we conduct.

Historically, resale housing pricing has moved gradually through cycles; therefore, shorter real estate inventory holding periods limit pricing exposure and typically reduce holding costs. Due to the uncertainty in the residential real estate market and the broader challenging economic conditions during 2025, we continued our intentional reduction in home acquisition pace and focus on selling through our aged real estate inventory throughout the year. By doing so, our overall real estate inventory mix shifted during the year and generally included a lower composition of newly acquired homes. This resulted in our average holding period of homes sold during 2025 being higher than our historical norms, finishing at approximately 175 days during the fourth quarter of 2025.

Given our focus on effectively managing and mitigating our risk exposure, we intend to continue balancing our home acquisition pace and managing our real estate inventory levels in response to the prevailing residential real estate market conditions. Based on the current market conditions, combined with the impact of the normal seasonal increase that occurs in the fall and winter months, we anticipate our average real estate inventory holding period will remain higher than our historical norms during the first quarter of 2026.

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

Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins)

To provide investors with additional information regarding our margins, we have included Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins), which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest are useful financial measures for investors as they are used by management in evaluating unit level economics and operating performance across our markets. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and ancillary services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in real estate inventory as of the end of the period presented. Contribution Profit provides investors a measure to assess Offerpad’s ability to generate returns on homes sold during a reporting period after considering home acquisition costs, renovation and repair costs, and adjusting for holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including interest costs (including senior and mezzanine secured credit facilities and other senior secured debt) attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a presented period.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 46

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

Offerpad Solutions Inc. | 2025 Form 10-K | 47

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages and homes sold, unaudited)	2025	2024
Gross profit (GAAP)	$42,043	$72,195
Gross margin	7.4%	7.9%
Homes sold	1,591	2,707
Gross profit per home sold	$26.4	$26.7
Adjustments:
Real estate inventory valuation adjustment - current period (1)	1,418	2,953
Real estate inventory valuation adjustment - prior period (2)	(2,744)	(793)
Interest expense capitalized (3)	4,515	5,771
Adjusted gross profit	$45,232	$80,126
Adjusted gross margin	8.0%	8.7%
Adjustments:
Direct selling costs (4)	(14,830)	(24,208)
Holding costs on sales - current period (5)(6)	(2,742)	(3,955)
Holding costs on sales - prior period (5)(7)	(1,039)	(581)
Other income, net (8)	979	2,357
Contribution profit	$27,600	$53,739
Contribution margin	4.9%	5.8%
Homes sold	1,591	2,707
Contribution profit per home sold	$17.3	$19.9
Adjustments:
Interest expense capitalized (3)	(4,515)	(5,771)
Interest expense on homes sold - current period (9)	(8,927)	(13,869)
Interest expense on homes sold - prior period (10)	(4,352)	(2,976)
Contribution profit after interest	$9,806	$31,123
Contribution margin after interest	1.7%	3.4%
Homes sold	1,591	2,707
Contribution profit after interest per home sold	$6.2	$11.5

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

Offerpad Solutions Inc. | 2025 Form 10-K | 48

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages, unaudited)	2025	2024
Net loss (GAAP)	$(46,384)	$(62,159)
Change in fair value of warrant liabilities	130	(240)
Adjusted net loss	$(46,254)	$(62,399)
Adjusted net loss margin	(8.1)%	(6.8)%
Adjustments:
Interest expense	13,403	18,684
Amortization of capitalized interest (1)	4,515	5,771
Income tax expense	441	31
Depreciation and amortization	979	611
Amortization of stock-based compensation	2,828	8,080
Adjusted EBITDA	$(24,088)	$(29,222)
Adjusted EBITDA margin	(4.2)%	(3.2)%
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

Cost of Revenue

Cost of revenue primarily consists of the initial home purchase costs, renovation costs, holding costs and interest incurred during the renovation period, prior to the listing date and real estate inventory valuation adjustments, if any. These costs are accumulated in real estate inventory up until the home is ready for resale, and then charged to cost of revenue under the specific identification method when the property is sold.

Operating Expenses

Sales, Marketing and Operating

Sales, marketing and operating expenses primarily consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense also includes headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred.

Offerpad Solutions Inc. | 2025 Form 10-K | 49

General and Administrative

General and administrative expenses primarily consist of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel. General and administrative expense also includes third-party professional service fees, insurance, and rent expense.

Technology and Development

Technology and development expenses primarily consist of headcount expenses, including salaries, benefits and stock-based compensation expense for employees and contractors engaged in the design, development, and testing of website applications, mobile applications, and software development. Technology and development expenses are charged to operations as incurred.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of the gains or losses recorded as a result of the re-measurement of the warrant liabilities to fair value at each reporting period.

Interest Expense

Interest expense primarily consists of interest on borrowings, including amortization of debt issuance costs related to our senior secured credit facilities, mezzanine secured credit facilities, and other debt. Borrowings under the senior and mezzanine secured credit facilities, and other debt accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate plus a margin. Interest expense also includes interest on the revolving credit facility, which accrues at a fixed rate, and amortization of the associated debt issuance costs.

Other Income, Net

Other income, net primarily consists of interest income earned on our cash and cash equivalents and gains or losses from the disposal of property and equipment.

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

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recorded a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024.

The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce our provision for income taxes.

As a result of our registered direct offering in January 2026, we experienced a cumulative ownership change as of January 13, 2026. Refer to Note 13. Income Taxes in Item 8, Financial Statements and Supplementary Data for further details. Consequently, our NOLs generated through January 13, 2026 are subject to annual limitations. As a result of this ownership change, if we earn taxable income in the future, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected.

Offerpad Solutions Inc. | 2025 Form 10-K | 50

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the year ended December 31, 2025 compared to year ended December 31, 2024:

	Year Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Cash Offer	$534,823	$894,730	$(359,907)	(40.2)%
Renovate	27,107	18,127	8,980	49.5%
Other	5,882	5,962	(80)	(1.3)%
Total revenue	567,812	918,819	(351,007)	(38.2)%
Cost of revenue:
Cash Offer	503,535	830,607	(327,072)	(39.4)%
Renovate	21,614	14,218	7,396	52.0%
Other	620	1,799	(1,179)	(65.5)%
Total cost of revenue	525,769	846,624	(320,855)	(37.9)%
Gross profit:
Cash Offer	31,288	64,123	(32,835)	(51.2)%
Renovate	5,493	3,909	1,584	40.5%
Other	5,262	4,163	1,099	26.4%
Total gross profit	42,043	72,195	(30,152)	(41.8)%
Operating expenses:
Sales, marketing and operating	45,835	73,091	(27,256)	(37.3)%
General and administrative	26,192	40,621	(14,429)	(35.5)%
Technology and development	3,405	4,524	(1,119)	(24.7)%
Total operating expenses	75,432	118,236	(42,804)	(36.2)%
Loss from operations	(33,389)	(46,041)	12,652	(27.5)%
Other income (expense):
Change in fair value of warrant liabilities	(130)	240	(370)	(154.2)%
Interest expense	(13,403)	(18,684)	5,281	(28.3)%
Other income, net	979	2,357	(1,378)	(58.5)%
Total other expense	(12,554)	(16,087)	3,533	(22.0)%
Loss before income taxes	(45,943)	(62,128)	16,185	(26.1)%
Income tax expense	(441)	(31)	(410)	*
Net loss	$(46,384)	$(62,159)	$15,775	(25.4)%

* Not meaningful

Revenue

Our consolidated revenue decreased by $351.0 million, or 38.2%, to $567.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cash Offer revenue decreased by $359.9 million, or 40.2%, to $534.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to lower sales volumes. We sold 1,591 homes during the year ended December 31, 2025 compared to 2,707 homes during the year ended December 31, 2024, representing a decrease of 41.2%. This decrease in homes sold was primarily due to our ongoing intentional reduction in home acquisition pace during the year ended December 31, 2025 in response to the challenging residential real estate market conditions, resulting in a fewer number of homes in real estate inventory. This intentional reduction has allowed us to balance our real estate inventory levels to potentially optimize our returns in the future as housing affordability challenges and weakened consumer confidence have persisted for an extended period of time, negatively impacting consumer demand for residential real estate.

This decrease in homes sold was partially offset by a slight increase in the average resale home price from $335,000 in the year ended December 31, 2024 to $343,000 in the year ended December 31, 2025. The increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Renovate revenue increased by $9.0 million, or 49.5%, to $27.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily attributable to higher renovation volumes. We completed 1,471

Offerpad Solutions Inc. | 2025 Form 10-K | 51

renovation projects during the year ended December 31, 2025 compared to 1,096 renovation projects during the year ended December 31, 2024, representing an increase of 34.2%. The increase in revenue was also due to an increase in the average renovation transaction value from $16,500 per home during the year ended December 31, 2024 to $18,400 per home during the year ended December 31, 2025.

Other revenue includes revenue generated by our Cash Offer Marketplace and Brokerage Services solutions and was essentially flat for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cost of Revenue

Our consolidated cost of revenue decreased by $320.9 million, or 37.9%, to $525.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cash Offer cost of revenue decreased by $327.1 million, or 39.4%, to $503.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily attributable to lower sales volumes and a lower home acquisition price, which was partially offset by an increase in the real estate inventory valuation adjustment from $4.5 million during the year ended December 31, 2024 to $5.3 million during the year ended December 31, 2025.

Renovate cost of revenue increased by $7.4 million, or 52.0%, to $21.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily attributable to higher renovation volumes and a higher average renovation transaction cost per home from $13,000 per home during the year ended December 31, 2024 to $14,700 per home during the year ended December 31, 2025.

Other cost of revenue decreased by $1.2 million or 65.5%. This decrease was primarily driven by lower volumes associated with our historical listing service offering as we transitioned our focus to our partner network that generates higher margins profiles.

Gross Profit

Our consolidated gross profit margin was 7.4% for the year ended December 31, 2025 compared to 7.9% for the year ended December 31, 2024.

Cash Offer gross profit margin was 5.9% for the year ended December 31, 2025 compared to 7.2% for the year ended December 31, 2024. The decrease in gross profit margin was primarily due to a higher average real estate inventory holding period, our increased use of pricing adjustments and other incentives in recent periods as we maintained our focus on selling our aged real estate inventory, and an increase in the real estate inventory valuation adjustment.

Renovate gross profit margin was 20.3% for the year ended December 31, 2025 compared to 21.6% for the year ended December 31, 2024. The slight decrease in gross profit margin was primarily due to a shift in the mix of our renovation projects.

Other gross profit margin was 89.5% for the year ended December 31, 2025 compared to 69.8% for the year ended December 31, 2024. This increase in gross profit margin was primarily due to a shift in the product mix of the solution offerings included in Other. Our Cash Offer Marketplace offering, which includes Direct+ partners, generally has one of the higher margin profiles of the offerings included within Other, and represented a larger component of Other gross profit during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $27.3 million, or 37.3%, to $45.8 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in expense was primarily attributable to a lower average employee headcount, a decrease in variable costs associated with the decrease in homes sold, and a $4.9 million decrease in advertising expense as we repositioned and optimized our marketing efforts in response to the ongoing challenging residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $14.4 million, or 35.5%, to $26.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in expense was primarily attributable to decreased average employee headcount, a decrease in lender fees in connection with reduced borrowings on our credit facilities, lower insurance costs and decreased fees associated with legal and other professional obligations.

Technology and Development

Technology and development expense decreased by $1.1 million, or 24.7%, to $3.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in expense was primarily attributable to decreased average employee headcount and lower third-party consulting fees.

Offerpad Solutions Inc. | 2025 Form 10-K | 52

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the years ended December 31, 2025 and 2024 represents a loss of $0.1 million and a gain of $0.2 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $5.3 million, or 28.3%, to $13.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in expense was primarily attributable to an $83.0 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $248.6 million during the year ended December 31, 2024 to $165.6 million during the year ended December 31, 2025. This decrease in expense was also due to a 0.7% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt. These decreases were partially offset by interest expense associated with our revolving credit facility which was entered into during July 2025.

Other Income, Net

Other income, net during the years ended December 31, 2025 and 2024, principally represents interest income earned on our cash and cash equivalents, along with losses from the disposal of property and equipment.

Income Tax Expense

We recorded income tax expense of $0.4 million and less than $0.1 million during the years ended December 31, 2025 and 2024, respectively, and our effective tax rate was an expense of (1.0)% and (0.1)% for the respective periods. Our effective tax rate for each of the years ended December 31, 2025 and December 31, 2024 differed from the federal statutory rate of 21% primarily due to the valuation allowance recorded on our deferred tax assets and state taxes. We record a full valuation allowance on our deferred tax assets, such that our income tax expense reflects only state taxes which are revenue or commerce based.

Liquidity and Capital Resources

Overview

Cash and cash equivalents balances consist of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception, and may incur additional losses in the future. Since our launch in 2015, we have invested in the development and expansion of our operations. These investments include improvements in infrastructure and a continual improvement to our software and technology platform. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of other real estate service solutions.

While we remain focused on strategically strengthening our presence within existing markets through our other real estate service solutions, we expect our working capital requirements will continue to increase over the long term as we seek to expand our operations and implement our long-term strategic initiatives over time. In connection with these efforts and to strengthen our balance sheet, we executed the following transactions during 2025 and in January 2026:

•
July 2025 Class A Common Stock and Warrant Offering – During July 2025, we issued and sold 2.9 million shares of our Class A common stock and warrants to purchase up to 1.4 million shares of our Class A common stock, generating gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses. For additional information, refer above to “Overview–Capital Raising Activities–July 2025 Class A Common Stock and Warrant Offering.”
•
Revolving Credit Facility – In July 2025, we entered into a $15.0 million revolving credit facility. For additional information, refer above to “Overview–Capital Raising Activities–Revolving Credit Facility.”
•
Sale Agreement – During August 2025, we entered into the Sale Agreement under which we may offer and sell up to $100.0 million of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. During the year ended December 31, 2025, we generated aggregate gross proceeds of $30.3 million under the Sale Agreement, before commissions and other offering costs of $1.3 million, and had $69.7 million of remaining availability as of December 31, 2025, under the Sale Agreement. For additional information, refer above to “Overview–Capital Raising Activities–Sale Agreement.”
•
January 2026 Registered Direct Offering – During January 2026, we issued and sold 10.0 million shares of our Class A common stock, generating gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses. For additional information, refer above to “Overview–Capital Raising Activities–January 2026 Registered Direct Offering.”

Offerpad Solutions Inc. | 2025 Form 10-K | 53

We are using, and intend to continue using, the net cash proceeds from these transactions for general corporate purposes, including working capital and capital expenditures.

As of December 31, 2025, we had cash and cash equivalents of $26.5 million. We believe this existing cash on hand, proceeds from the resale of homes, fees and commissions earned from our other real estate service solutions, and cash from future borrowings available under each of our existing credit facilities, or the entry into additional new debt financing arrangements or further issuances of equity securities, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements depends on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. The uncertain economic outlook and challenging residential real estate market conditions have impacted, and may continue to impact, our business negatively. Based on these and other current market conditions, as described above, we may continue to seek additional financing. Volatility in the credit markets, rising interest rates and softened consumer demand for residential real estate may have an adverse effect on our ability to obtain additional debt financing, on favorable terms or at all. If we are not able to obtain necessary capital to meet our business objectives, we may need to further stall, moderate or decelerate our expansion activities, which may include various restructuring alternatives and options, including more significant cost reductions, product and operational changes focused on reductions in working capital requirements, including pausing or reducing real estate inventory acquisitions, and other actions to enhance the preservation of cash. If we are able to raise additional funds through further issuances of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our financing activities primarily include borrowings under our secured credit facilities and other debt, revolving credit facility and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, increase penetration in existing markets, expansion into new markets and other strategic initiatives, and we expect this to continue in the future over the long term. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Given the general economic conditions and health of the U.S. residential real estate industry in recent periods, we have increased our focus on growing our other real estate service solutions, which require lower levels of capital investment as compared to our Cash Offer solution. Additionally, we have reduced our home acquisition pace compared to our historical levels as part of our effort to balance our real estate inventory levels to potentially optimize our return, resulting in a fewer number of homes in real estate inventory. Given that we anticipate lower cash requirements as a result of these strategic changes, we lowered the borrowing capacities available under our secured credit facilities at various points during 2025, to better align with our anticipated financing requirements. The amount of our reduction in borrowing availability also represents debt capacity under our secured credit facilities that we had not historically utilized or relied upon in full. This reduction in the borrowing capacities has also decreased the fees associated with our credit facilities, a trend we expect to persist in the future as the composition of our product mix shifts and our Renovate solution and the solution offerings included in Other continue to increase.

Offerpad Solutions Inc. | 2025 Form 10-K | 54

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$19,173	7.07%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2026	April 2026
Related party facility 1	25,539	24,461	50,000	—	9.32%	March 2025	February 2026
Related party facility 2	7,500	7,500	15,000	628	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	3,537	10.13%	September 2026	March 2027
Senior financial institution 5	—	75,000	75,000	35,247	8.82%	August 2027	August 2027
Senior secured credit facilities	$58,039	$681,961	$740,000	$58,585

As of December 31, 2025, we had multiple senior secured credit facilities, including two with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$2,006	13.00%	June 2026	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2026	April 2026
Related party facility 2	6,811	15,189	22,000	—	13.00%	March 2025	February 2026
Mezzanine secured credit facilities	$6,811	$135,189	$142,000	$2,006

As of December 31, 2025, we had multiple mezzanine secured credit facilities, including two with a related party. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 55

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

As of December 31, 2025, we were in compliance with all covenants and no event of default had occurred. At various points during the year ended December 31, 2025, we obtained temporary waivers of certain covenants under certain of our related party credit facilities, which resulted in the associated revolving/withdrawal periods for such facilities expiring.

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of December 31, 2025 and 2024, the weighted-average interest rate under our other senior secured debt was 8.92% and 9.24%, respectively.

Revolving Credit Facility

In July 2025, we entered into a three-year, $15.0 million revolving credit facility with a lender to support our continued growth and long-term strategic initiatives. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of our assets. As of December 31, 2025, we had $14.7 million in outstanding borrowings under the revolving credit facility, net of debt financing costs.

The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of December 31, 2025, we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the years ended December 31:

($ in thousands)	2025	2024
Net cash provided by operating activities	$66,810	$20,833
Net cash used in by investing activities	(1,060)	(5,326)
Net cash used in financing activities	(111,206)	(21,815)
Net change in cash, cash equivalents and restricted cash	$(45,456)	$(6,308)

Operating Activities

Net cash provided by operating activities was $66.8 million and $20.8 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, net cash provided by operating activities primarily resulted from a $109.4 million decrease in real estate inventory due to our continued focus on selling through our aged real estate inventory and our ongoing intentional reduction in home acquisition pace. Net cash provided by operating activities during the year ended December 31, 2025 was also impacted by the $46.4 million net loss during the period, which included a $5.3 million non-cash real estate inventory valuation adjustment and $2.8 million of non-cash stock-based compensation expense.

Net cash provided by operating activities during the year ended December 31, 2024 primarily resulted from a $57.9 million decrease in real estate inventory as a result of sales volumes increasing at a higher rate compared to home acquisitions. This was partially offset by a $62.2 million net loss during the period, which included $8.1 million of non-cash stock-based compensation expense and a $4.5 million non-cash real estate inventory valuation adjustment.

Investing Activities

Net cash used in investing activities was $1.1 million and $5.3 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities during each year principally represents purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $111.2 million and $21.8 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in financing activities during the year ended December 31, 2025 primarily consisted of $576.2 million of repayments of secured credit facilities and other debt, which was partially offset by $416.6 million of borrowings from secured credit facilities and other debt. This net decrease in secured credit facility and other debt funding of $159.6 million was related to the decrease in financed real estate inventory during the period, along with reduced borrowing levels as a result of certain secured credit facility lenders advancing new loan funds at a lower rate during the year ended December 31, 2025. This was partially offset by $30.3 million of gross proceeds from the Sale Agreement, $15.0 million of borrowings on

Offerpad Solutions Inc. | 2025 Form 10-K | 56

our revolving credit facility and $6.0 million of gross proceeds from our July 2025 Class A common stock and the 2025 Warrants offering.

During the year ended December 31, 2024, net cash used in financing activities primarily consisted of $829.5 million of repayments of secured credit facilities and other debt, which was partially offset by $807.9 million of borrowings from secured credit facilities and other debt. This net decrease in credit facility and other debt funding of $21.6 million was directly related to the decrease in financed real estate inventory during the year ended December 31, 2024.

Material Cash Requirements and Other Obligations

Our material cash requirements include the following contractual obligations and other commitments.

Senior and Mezzanine Secured Credit Facilities and Other Senior Secured Debt

As of December 31, 2025, we had aggregate outstanding principal amounts on our senior and mezzanine secured credit facilities of $58.6 million and $2.0 million, respectively, and $17.7 million on our other senior secured debt. Estimated interest payments, which have been calculated using the applicable variable interest rate in existence at December 31, 2025 over an assumed holding period of 175 days, total $2.2 million, $0.1 million, and $0.7 million under the respective facilities and other senior secured debt. Borrowings under these debt arrangements are required to be repaid as the related real estate inventory is sold, which is expected to be within twelve months from December 31, 2025.

Revolving Credit Facility

As of December 31, 2025, we had $14.7 million in outstanding borrowings under our revolving credit facility which has a three-year term expiring in July 2028. Based on the contractual interest rate under the revolving credit facility, and assuming no change in the outstanding borrowings, estimated interest payments are expected to total $3.3 million, of which $1.3 million is short-term.

Home Purchase Commitments

As of December 31, 2025, we were under contract to purchase 62 homes for an aggregate purchase price of $16.1 million, all of which are expected to close within twelve months.

Other Purchase Obligations

We have other purchase obligations which principally include commitments relating to insurance, information technology, administration services, and marketing. As of December 31, 2025, we had other purchase obligations of $3.6 million, with $3.1 million payable within twelve months.

Operating Leases

We have operating lease arrangements consisting of our corporate headquarters in Tempe, Arizona and field office facilities in certain metropolitan markets in which we operate in the United States. As of December 31, 2025, we had $19.8 million of total future lease payments, including imputed interest, associated with our operating lease arrangements, of which, $2.1 million is short-term.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 57

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

For individual homes or portfolios of homes under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to net realizable value, which is determined using the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to net realizable value, which is determined using the expected sale price less expected selling costs.

We recorded real estate inventory valuation adjustments of $5.3 million and $4.5 million during the years ended December 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1. Nature of Operations and Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to economic and other market risks, which principally includes changes in interest rates.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate senior and mezzanine secured credit facilities, and other senior secured debt arrangements. Increases in interest rates generally increase the interest expense incurred on borrowings under such credit facilities and arrangements. From time to time, we may use derivative financial instruments as economic hedges to manage risks that are principally associated with interest rate fluctuations.

As of December 31, 2025, our exposure to changes in interest rates for these debt arrangements is principally associated with the SOFR. We had outstanding borrowings on our senior and mezzanine secured credit facilities of $58.6 million and $2.0 million, respectively, and $17.7 million on our other senior secured debt as of December 31, 2025. Borrowings under these debt arrangements accrue interest at a floating rate based on a SOFR reference rate plus a margin. Assuming no change in the outstanding borrowings under these debt arrangements, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $0.8 million during the year ended December 31, 2025.

As of December 31, 2024, our exposure to changes in interest rates for our outstanding debt arrangements was principally associated with SOFR. Assuming no change in the outstanding borrowings under such debt arrangements as of December 31, 2024, we estimate that a one percentage point increase in SOFR would have increased our annual interest expense by $2.4 million during the year ended December 31, 2024.

Offerpad Solutions Inc. | 2025 Form 10-K | 58

Item 8. Financial Statements and Supplementary Data.

Offerpad Solutions Inc. | 2025 Form 10-K | 59

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Offerpad Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Offerpad Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Inventory – Valuation – Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

As described in Note 1 of the financial statements, the Company’s real estate inventory consists of acquired homes and is carried at the lower of cost or net realizable value. The Company reviews real estate inventory for valuation adjustments on a quarterly basis, or more frequently if events or changes in circumstances indicate that the carrying value of real estate inventory may not be recoverable. If the net realizable value is lower than its cost, the difference is recognized as a valuation adjustment in cost of revenue and the related real estate inventory is adjusted to its net realizable value. For homes that are not under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the expected sales price less expected selling costs, the carrying value of these homes are adjusted to net realizable value, which is determined using the expected sales price less expected selling costs.

We identified the expected sales price estimate used in the real estate inventory valuation adjustment analysis for homes that are not under contract to be a critical audit matter due to the subjectivity of management’s comparable home sale transactions used in estimating the expected sales price. The evaluation of real estate inventory recoverability for homes not under contract required a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of the expected sales price estimate used in management’s valuation adjustment analysis.

Offerpad Solutions Inc. | 2025 Form 10-K | 60

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the expected sales price estimate included the following, among others:

•
We evaluated management’s ability to accurately estimate the expected sales price by comparing contract prices for homes that went under contract to the expected sales price estimate for the same homes used in management’s valuation adjustment analysis.
•
With the assistance of fair value specialists, we evaluated the comparable home sale transactions used by management for certain aged properties to determine the expected sales price estimate and compared selections for testing to external market sources.
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

February 24, 2026

We have served as the Company’s auditor since 2019.

Offerpad Solutions Inc. | 2025 Form 10-K | 61

OFFERPAD SOLUTIONS INC.

Consolidated Balance Sheets

		As of December 31,
(in thousands, except par value per share)		2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$26,543	$43,018
Restricted cash		1,627	30,608
Accounts receivable		7,938	3,848
Real estate inventory		93,793	214,174
Prepaid expenses and other current assets		1,792	2,564
Total current assets		131,693	294,212
Property and equipment, net		14,673	9,127
Other non-current assets		8,405	9,714
TOTAL ASSETS	(1)	$154,771	$313,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$1,667	$1,922
Accrued and other current liabilities		8,698	11,804
Secured credit facilities and other debt, net		75,494	195,378
Secured credit facilities with a related party, net		2,582	41,861
Warrant liabilities		361	—
Total current liabilities		88,802	250,965
Revolving credit facility, net		14,650	—
Warrant liabilities		—	231
Other long-term liabilities		13,100	14,204
Total liabilities	(2)	116,552	265,400
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 37,211 and 27,379 shares issued and outstanding as of December 31, 2025 and 2024, respectively		4	3
Additional paid in capital		544,645	507,696
Accumulated deficit		(506,430)	(460,046)
Total stockholders’ equity		38,219	47,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$154,771	$313,053

(1)
Consolidated assets as of December 31, 2025 and 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $1,302 and $30,608; Accounts receivable, $303 and $0; Real estate inventory, $93,793 and $214,174; Prepaid expenses and other current assets, $169 and $345; Property and equipment, net, $5,611 and $0; Total assets of $101,178 and $245,127, respectively.
(2)
Consolidated liabilities as of December 31, 2025 and 2024 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $398 and $591; Accrued and other current liabilities, $526 and $1,326; Secured credit facilities and other debt, net, $78,076 and $237,273; Total liabilities, $79,000 and $239,190, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2025 Form 10-K | 62

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue	$567,812	$918,819	$1,314,412
Cost of revenue	525,769	846,624	1,244,231
Gross profit	42,043	72,195	70,181
Operating expenses:
Sales, marketing and operating	45,835	73,091	116,558
General and administrative	26,192	40,621	50,091
Technology and development	3,405	4,524	7,945
Total operating expenses	75,432	118,236	174,594
Loss from operations	(33,389)	(46,041)	(104,413)
Other income (expense):
Change in fair value of warrant liabilities	(130)	240	68
Interest expense	(13,403)	(18,684)	(18,859)
Other income, net	979	2,357	6,149
Total other expense	(12,554)	(16,087)	(12,642)
Loss before income taxes	(45,943)	(62,128)	(117,055)
Income tax expense	(441)	(31)	(163)
Net loss	$(46,384)	$(62,159)	$(117,218)
Net loss per share, basic	$(1.50)	$(2.27)	$(4.44)
Net loss per share, diluted	$(1.50)	$(2.27)	$(4.44)
Weighted average common shares outstanding, basic	30,987	27,410	26,385
Weighted average common shares outstanding, diluted	30,987	27,410	26,385

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2025 Form 10-K | 63

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	16,479	$2	$402,544	$(280,669)	$121,877
Issuance of common stock upon exercise of stock options	14	—	53	—	53
Issuance of common stock upon vesting of restricted stock units	25	—	(78)	—	(78)
Issuance of pre-funded warrants, net	—	—	89,216	—	89,216
Exercise of pre-funded warrants	10,715	1	10	—	11
Stock-based compensation expense	—	—	7,915	—	7,915
Net loss	—	—	—	(117,218)	(117,218)
Balance at December 31, 2023	27,233	3	499,660	(397,887)	101,776
Issuance of common stock upon exercise of stock options	11	—	33	—	33
Issuance of common stock upon vesting of restricted stock units	135	—	(77)	—	(77)
Stock-based compensation expense	—	—	8,080	—	8,080
Net loss	—	—	—	(62,159)	(62,159)
Balance at December 31, 2024	27,379	3	507,696	(460,046)	47,653
Issuance of common stock upon exercise of stock options	57	—	168	—	168
Issuance of common stock upon vesting of restricted stock units	343	—	(203)	—	(203)
Issuance of common stock from July 2025 Offering, net	2,857	—	3,757	—	3,757
Issuance of 2025 Warrants, net	—	—	1,404	—	1,404
Issuance of common stock from Sale Agreement, net	6,575	1	28,995	—	28,996
Stock-based compensation expense	—	—	2,828	—	2,828
Net loss	—	—	—	(46,384)	(46,384)
Balance at December 31, 2025	37,211	$4	$544,645	$(506,430)	$38,219

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2025 Form 10-K | 64

OFFERPAD SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(46,384)	$(62,159)	$(117,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	979	611	728
Amortization of debt financing costs	815	1,786	4,343
Real estate inventory valuation adjustment	5,349	4,472	8,937
Stock-based compensation	2,828	8,080	7,915
Change in fair value of warrant liabilities	130	(240)	(68)
Loss on disposal of property and equipment	162	105	76
Gain on sale of derivative instruments	—	—	(2,124)
Changes in operating assets and liabilities:
Accounts receivable	(4,090)	6,087	(7,585)
Real estate inventory	109,405	57,854	379,260
Prepaid expenses and other assets	2,081	4,452	3,733
Accounts payable	(255)	(3,024)	299
Accrued and other liabilities	(4,210)	2,809	(16,664)
Net cash provided by operating activities	66,810	20,833	261,632
Cash flows from investing activities:
Purchases of property and equipment	(1,079)	(5,408)	(127)
Proceeds from sale of property and equipment	19	82	—
Purchases of derivative instruments	—	—	(2,569)
Proceeds from sale of derivative instruments	—	—	4,681
Net cash (used in) provided by investing activities	(1,060)	(5,326)	1,985
Cash flows from financing activities:
Borrowings from secured credit facilities and other debt	416,591	807,926	875,559
Repayments of secured credit facilities and other debt	(576,226)	(829,461)	(1,286,795)
Payment of debt financing costs	(693)	(236)	(1,948)
Borrowings on revolving credit facility	15,000	—	—
Proceeds from July 2025 Offering	6,000	—	—
Issuance costs of July 2025 Offering	(839)	—	—
Proceeds from Sale Agreement offering	30,261	—	—
Issuance costs of Sale Agreement offering	(1,265)	—	—
Proceeds from exercise of stock options	168	33	53
Payments for taxes related to stock-based awards	(203)	(77)	(78)
Borrowings from warehouse lending facility	—	—	25,193
Repayments of warehouse lending facility	—	—	(25,193)
Proceeds from issuance of pre-funded warrants	—	—	90,000
Proceeds from exercise of pre-funded warrants	—	—	11
Issuance cost of pre-funded warrants	—	—	(784)
Net cash used in financing activities	(111,206)	(21,815)	(323,982)
Net change in cash, cash equivalents and restricted cash	(45,456)	(6,308)	(60,365)
Cash, cash equivalents and restricted cash, beginning of period	73,626	79,934	140,299
Cash, cash equivalents and restricted cash, end of period	$28,170	$73,626	$79,934
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$26,543	$43,018	$75,967
Restricted cash	1,627	30,608	3,967
Total cash, cash equivalents and restricted cash	$28,170	$73,626	$79,934
Supplemental disclosure of cash flow information:
Cash payments for interest	$16,854	$24,464	$24,730
Cash payments for taxes, net of refunds received	$385	$262	$382
Supplemental disclosure of non-cash investing and financing activities:
Transfer of real estate inventory to property and equipment, net	$5,627	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Offerpad Solutions Inc. | 2025 Form 10-K | 65

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad is real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home. Founded in 2015, the Company combines proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. The Company provides cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners.

The Company is headquartered in Tempe, Arizona and operates in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of December 31, 2025.

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

Accounts Receivable

Accounts receivable principally consists of amounts due from title companies following the sale of a home, along with amounts due from customers of the Company’s other real estate service solutions. Accounts receivable is stated at the amount management expects to collect from outstanding balances. The substantial majority of the Company’s Cash Offer transactions are processed through escrow and therefore, collectability is reasonably assured. The Company reviews accounts receivable on a regular basis and estimates an amount of losses for uncollectible accounts based on its historical collections experience and write-offs, aging of the receivable, current trends and any other known conditions that may affect collectability.

Offerpad Solutions Inc. | 2025 Form 10-K | 66

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Real Estate Inventory

Real estate inventory consists of acquired homes and is carried at the lower of cost or net realizable value, with cost and net realizable value determined by the specific identification of each home. Costs include initial purchase costs and renovation costs, as well as holding costs and interest incurred during the renovation period, prior to the listing date. Selling costs, including commissions and holding costs incurred after the listing date, are expensed as incurred and included in sales, marketing and operating expenses.

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

For individual homes or portfolios of homes under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes are adjusted to net realizable value, which is determined using the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to net realizable value, which is determined using the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the real estate inventory valuation analysis, and actual results may differ from the Company’s assumptions.

The Company recorded real estate inventory valuation adjustments of $5.3 million, $4.5 million, and $8.9 million during the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation, and is depreciated using the straight-line method over the estimated useful lives of the related assets, which are as follows:

Property and Equipment Category	Estimated Useful Life
Rooftop solar panel systems	Twenty years
Properties held for use	Twenty seven years and six months
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Office equipment and furniture	Seven years
Computers and equipment	Five years
Software systems	Three to five years

Refer to Note 3. Property and Equipment, for further details.

Leases

The Company determines if an arrangement is or contains a lease at inception of the arrangement. For leases with terms greater than twelve months, the Company records the related operating or finance right-of-use asset and lease liability at the present value of the future lease payments over the lease term at the lease commencement date. The Company is generally not able to readily determine the implicit rate in its lease arrangements, and therefore, uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate represents the Company’s estimate of the interest rate the Company would incur at lease commencement to borrow an amount similar to the lease payments on a collateralized basis over the term of a lease. Renewal and early termination options are not included in the measurement of the right-of-use asset and lease liability unless the Company is reasonably certain to exercise the option. Additionally, certain leases contain lease incentives, such as construction allowances from landlords. These incentives reduce the right-of-use asset related to the lease.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 67

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

rentals along with non-lease component charges. The Company does not have significant residual value guarantees or restrictive covenants in its lease portfolio.

Operating lease assets and liabilities are included on the Company’s Consolidated Balance Sheet in Other non-current assets, Accrued and other current liabilities, and Other long-term liabilities.

Refer to Note 4. Leases, for further details.

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

The Company recognized no impairment charges on its long-lived assets during the years ended December 31, 2025, 2024, and 2023.

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

Refer to Note 7. Warrant Liabilities and Note 9. Stockholders’ Equity for further details.

Revenue Recognition

Revenue is recognized when (or as) performance obligations are satisfied by transferring control of the promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services. The Company applies the following steps in determining the timing and amount of revenue to recognize: (1) identify the contract with the customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, if applicable; and (5) recognize revenue when (or as) the performance obligation is satisfied.

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

Sales, Marketing and Operating

Sales, marketing and operating expenses consist of real estate agent commissions, advertising, and holding costs on homes incurred during the period that homes are listed for sale, which includes utilities, taxes, maintenance, and other costs. Sales, marketing and operating expense also includes headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. Sales, marketing and operating expenses are charged to operations as incurred. The Company incurred advertising expenses of $7.2 million, $12.1 million, and $30.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Offerpad Solutions Inc. | 2025 Form 10-K | 68

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Technology and Development

Technology and development expenses consist of headcount expenses, including salaries, benefits and stock-based compensation expense for employees and contractors engaged in the design, development, and testing of website applications, mobile applications, and software development. Technology and development expenses are charged to operations as incurred.

Stock-Based Compensation

Stock-based compensation awards consist of restricted stock units, other stock or cash based awards, stock options, and performance-based restricted stock units. The Company measures and recognizes compensation expense for all stock-based compensation awards based on their estimated fair values on the grant date. The Company records compensation expense for all stock-based compensation awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the award. These amounts are reduced by forfeitures in the period the forfeitures occur.

Restricted Stock Units

The Company determines the fair value of restricted stock units based on the closing price of the Company’s Class A common stock on the grant date.

Other Cash or Stock-Based Awards

The Company determined the fair value of other cash or stock-based awards granted during the years ended December 31, 2024 and 2023, using a Monte Carlo simulation model that determines the probability of satisfying the market condition stipulated in the respective awards. The Monte Carlo simulation model incorporates various key assumptions, including expected stock price volatility, contractual term, risk-free interest rate, expected dividend yield and stock price on the grant date. The Company generally estimates expected stock price volatility based on its historical stock price volatility and/or the average historical volatility of similar publicly traded companies. The Company estimates the risk-free interest rate using the rate of return on U.S. treasury notes equal to the contractual term of the respective awards. The expected dividend yield assumption considers that the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

Stock Options

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock option awards as of the grant date, with assumptions including expected term of the options, associated risk-free interest rate, expected volatility, and expected dividend yield.

Refer to Note 10. Stock-Based Awards, for further details.

Employee Benefit Plan

The Company offers a 401(k) plan which provides employees the opportunity to contribute a portion of their pre-tax or post-tax earnings, subject to certain restrictions as set forth in the Internal Revenue Code. The Company matched 100% of participant contributions, up to 2.5% of eligible compensation, through early 2024. During the years ended December 31, 2024 and 2023, the Company contributed $0.1 million and $1.0 million to the 401(k) plan, respectively.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 69

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Refer to Note 13. Income Taxes, for further details.

Consolidation of Variable Interest Entities

The Company is a variable interest holder in certain entities in which equity investors at risk do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support from other parties; these entities are variable interest entities (“VIEs”). The Company’s variable interest arises from contractual, ownership or other monetary interest in the entity, which fluctuates based on the VIE’s economic performance. The Company consolidates a VIE if it is the primary beneficiary. The Company is the primary beneficiary if it has a controlling financial interest, which includes both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that obligates the Company to absorb losses or the right to receive benefits that potentially could be significant to the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis. Refer to Note 11. Variable Interest Entities, for further details.

Fair Value Measurements

For measurements of assets and liabilities that are recognized or disclosed at fair value, the Company considers fair value to be an exit price representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

The Company determines its fair value measurements based on a fair value hierarchy which prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

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

Refer to Note 8. Fair Value Measurements, for further details.

New Accounting Standards

Recently Adopted Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued a new standard which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures about income taxes paid. The Company adopted this new standard in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, using a retrospective approach. Refer to Note 13. Income Taxes, for further details.

New Accounting Standards Not Yet Adopted

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

Offerpad Solutions Inc. | 2025 Form 10-K | 70

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Interim Reporting

In December 2025, the FASB issued a new standard which is intended to provide clarity on an entity’s interim reporting disclosure requirements. The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2028, using either a prospective or retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of December 31:

($ in thousands)	2025	2024
Homes preparing for and under renovation	$11,335	$38,479
Homes listed for sale	62,557	135,937
Homes under contract to sell	19,901	39,758
Real estate inventory	$93,793	$214,174

Note 3. Property and Equipment

Property and equipment consist of the following as of December 31:

($ in thousands)	2025	2024
Leasehold improvements	$5,963	$1,055
Rooftop solar panel systems	4,935	4,958
Properties held for use (1)	4,389	—
Office equipment and furniture	1,284	687
Land	1,239	—
Software systems	386	386
Computers and equipment	224	242
Construction in progress	—	5,440
Property and equipment, gross	18,420	12,768
Less: accumulated depreciation	(3,747)	(3,641)
Property and equipment, net	$14,673	$9,127

(1) Properties held for use consists of properties that were transferred from real estate inventory during the year ended December 31, 2025 following the Company’s decision to no longer list such properties for sale.

Depreciation expense was $1.0 million, $0.6 million, and $0.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Note 4. Leases

The Company’s operating lease arrangements consist of its corporate headquarters in Tempe, Arizona and field office facilities in certain metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multi-year renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in the consolidated statements of operations. During the years ended December 31, 2025, 2024, and 2023, operating lease costs were $2.2 million, $3.4 million, and $2.3 million, respectively. Variable and short-term lease costs were less than $0.1 million during each of the years ending December 31, 2025, 2024, and 2023.

Offerpad Solutions Inc. | 2025 Form 10-K | 71

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Supplemental information related to leases was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash payments for amounts included in the measurement of operating lease liabilities	$2,767	$2,266	$2,461
Right-of-use assets obtained in exchange for new or acquired operating lease liabilities	$-	$7,923	$-
Tenant incentive allowances	$763	$5,151	$-

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.3	9.7
Weighted-average discount rate	7.5%	7.4%

The Company’s operating lease liability maturities as of December 31, 2025 are as follows:

($ in thousands)
2026	$2,089
2027	1,949
2028	1,922
2029	1,974
2030	2,029
Thereafter	9,834
Total future lease payments	19,797
Less: Imputed interest	(5,592)
Total lease liabilities	$14,205

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of December 31:

($ in thousands)	Financial Statement Line Items	2025	2024
Right-of-use assets	Other non-current assets	$7,408	$8,580
Lease liabilities:
Current liabilities	Accrued and other current liabilities	$1,105	$963
Non-current liabilities	Other long-term liabilities	13,100	14,204
Total lease liabilities		$14,205	$15,167

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of December 31:

($ in thousands)	2025	2024
Home renovation	$2,328	$3,684
Payroll and other employee related expenses	1,777	1,895
Operating lease liabilities	1,105	963
Interest	613	1,293
Legal and professional obligations	591	344
Marketing	257	757
Other	2,027	2,868
Accrued and other current liabilities	$8,698	$11,804

Other long-term liabilities consist of the non-current portion of operating lease liabilities as of December 31, 2025 and 2024.

Offerpad Solutions Inc. | 2025 Form 10-K | 72

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of December 31:

($ in thousands)	2025	2024
Senior secured credit facilities with financial institutions	$57,957	$166,914
Senior secured credit facilities with a related party	628	18,329
Senior secured debt - other	17,689	21,433
Mezzanine secured credit facilities with financial institutions	—	7,707
Mezzanine secured credit facilities with a related party	2,006	23,532
Revolving credit facility	15,000	—
Debt financing costs	(554)	(676)
Total credit facilities and other debt, net	$92,726	$237,239

The following details the classification of the Company’s credit facilities and other debt as of December 31:

($ in thousands)	2025	2024
Total credit facilities and other debt with financial institutions, net, current	$75,494	$195,378
Total credit facilities with a related party, net, current	2,582	41,861
Total credit facilities and other debt, net, current	78,076	237,239
Revolving credit facility, net, non-current	14,650	—
Total credit facilities and other debt, net	$92,726	$237,239

The Company utilizes financing facilities consisting of senior secured credit facilities, mezzanine secured credit facilities and other senior secured borrowing arrangements to provide financing for the Company’s real estate inventory purchases and renovation. Borrowings under the Company’s senior and mezzanine secured credit facilities and other debt are classified as current liabilities on the accompanying consolidated balance sheets as amounts drawn to purchase and renovate homes are required to be repaid as the related real estate inventory is sold, which is expected to be within twelve months.

Under the Company’s senior and mezzanine secured credit facilities, amounts can be borrowed, repaid and borrowed again during the revolving period. Any borrowings above the committed amounts are subject to the applicable lender’s discretion. The borrowing capacity is generally expected to be available until the end of the applicable revolving period as reflected in the tables below, and the borrowing capacity availability period may be extended after the end of the revolving period, subject to the applicable lender’s discretion. Outstanding amounts drawn under the Company’s secured credit facilities are required to be repaid on the respective facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event.

The Company’s senior and mezzanine secured credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured credit facilities. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds or the performance of the properties financed under that facility declines, and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.

Offerpad Solutions Inc. | 2025 Form 10-K | 73

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$19,173	7.07%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	7.58%	January 2026	April 2026
Related party facility 1	25,539	24,461	50,000	—	9.32%	March 2025	February 2026
Related party facility 2	7,500	7,500	15,000	628	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	3,537	10.13%	September 2026	March 2027
Senior financial institution 5	—	75,000	75,000	35,247	8.82%	August 2027	August 2027
Senior secured credit facilities	$58,039	$681,961	$740,000	$58,585

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$150,000	$250,000	$400,000	$110,109	7.93%
Senior financial institution 2	—	200,000	200,000	—	8.01%
Senior financial institution 3	100,000	50,000	150,000	30,941	8.38%
Related party	30,000	20,000	50,000	18,329	10.09%
Senior financial institution 4	—	30,000	30,000	25,864	9.76%
Senior secured credit facilities	$280,000	$550,000	$830,000	$185,243

As of December 31, 2025, the Company had multiple senior secured credit facilities, including two with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$2,006	13.00%	June 2026	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%	January 2026	April 2026
Related party facility 2	6,811	15,189	22,000	—	13.00%	March 2025	February 2026
Mezzanine secured credit facilities	$6,811	$135,189	$142,000	$2,006

Offerpad Solutions Inc. | 2025 Form 10-K | 74

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2024	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$45,000	$25,000	$70,000	$18,372	13.67%
Mezzanine financial institution 1	—	45,000	45,000	—	13.86%
Mezzanine financial institution 2	26,667	13,333	40,000	7,707	12.39%
Related party facility 2	8,000	14,000	22,000	5,160	13.59%
Mezzanine secured credit facilities	$79,667	$97,333	$177,000	$31,239

As of December 31, 2025, the Company had multiple mezzanine secured credit facilities, including two with a related party. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under the Company’s mezzanine secured credit facilities are collateralized by a second lien on the real estate inventory financed by the relevant credit facility. The lenders have legal recourse only to the assets securing the debt, and do not have general recourse against the Company with limited exceptions.

The Company’s mezzanine secured credit facilities are structurally and contractually subordinated to the related senior secured credit facilities.

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these consolidated financial statements are issued. The Company expects to enter into new financing arrangements or amend existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals. The Company believes its existing cash on hand, proceeds from the resale of homes, fees and commissions earned from its other real estate service solutions, and cash from future borrowings available under each of the Company’s existing credit facilities, or the entry into additional new debt financing arrangements or further issuance of equity securities, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least twelve months following the date these consolidated financial statements are issued.

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

As of December 31, 2025, the Company was in compliance with all covenants and no event of default had occurred. At various points during the year ended December 31, 2025, the Company obtained temporary waivers of certain covenants under certain of its related party credit facilities, which resulted in the associated revolving/withdrawal periods for such facilities expiring.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of December 31, 2025 and 2024, the weighted-average interest rate under the Company’s other senior secured debt was 8.92% and 9.24%, respectively.

Revolving Credit Facility

In July 2025, the Company entered into a three-year, $15.0 million revolving credit facility with a lender to support its continued growth and long-term strategic initiatives. Borrowings under the revolving credit facility accrue interest at 8.50% per

Offerpad Solutions Inc. | 2025 Form 10-K | 75

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

annum and are secured by certain of the Company’s assets. As of December 31, 2025, the Company had $14.7 million in outstanding borrowings under the revolving credit facility, net of debt financing costs.

The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of December 31, 2025, the Company was in compliance with all covenants and no event of default had occurred.

Note 7. Warrant Liabilities

As of December 31, 2025, the Company had outstanding warrant liabilities consisting of 16.2 million public warrants and 5.6 million private placement warrants, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

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

Other Warrants

The foregoing discussion in this Note 7. Warrant Liabilities excludes the warrants that were issued and sold by the Company during July 2025, as these warrants are classified as equity securities. Refer to Note 9. Stockholders’ Equity, for further details.

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

During July 2025, the Company issued and sold shares of its Class A common stock and warrants to purchase shares of its Class A common stock. As the warrants issued and sold in the transaction met the criteria for equity classification, the Company allocated the aggregate proceeds from this transaction based on the relative fair values of the Class A common stock and warrants issued and sold in the transaction. The Company determined the fair value of the Class A common stock on a nonrecurring basis using Level 1 inputs and the fair value of the warrants on a nonrecurring basis using Level 3 inputs. Refer to Note 9. Stockholders’ Equity, for further details.

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of December 31, 2025	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$226	$—	$—
Private placement warrant liabilities	$—	$—	$135

As of December 31, 2024	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$128	$—	$—
Private placement warrant liabilities	$—	$—	$103

Offerpad Solutions Inc. | 2025 Form 10-K | 76

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $(0.1) million and less than $0.1 million during the years ended December 31, 2025 and 2024, respectively. These changes are recorded in Change in fair value of warrant liabilities in the consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Year Ended December 31,
($ in thousands)	2025	2024
Beginning balance	$103	$166
Change in fair value of private placement warrants included in net loss	32	(63)
Ending balance	$135	$103

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2025, 2024, and 2023.

Note 9. Stockholders’ Equity

Authorized Capital Stock

The Company is authorized to issue 2,100,000,000 shares of capital stock, which consists of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock, both of which have a par value $0.0001 per share.

Class A Common Stock

Market Information

The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “OPAD” and the Company’s public warrants trade on the OTC Markets Group Pink Market under the symbol “OPADW.”

July 2025 Offering

During July 2025, the Company issued and sold 2,857,143 shares (the “2025 Shares”) of its Class A common stock and warrants to purchase up to 1,428,571 shares (the“2025 Warrants”) of the Company’s Class A common stock for aggregate gross proceeds of $6.0 million, before deducting placement agent fees and other offering expenses (the “July 2025 Offering”). The 2025 Shares and 2025 Warrants were offered and sold on a combined basis for consideration equating to $2.10 for one share and half of one warrant.

The 2025 Warrants have an exercise price of $2.30 per share, became exercisable on January 26, 2026, and will expire on January 26, 2030. The 2025 Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends, rights offerings and pro rata distributions. The 2025 Warrants also include certain rights upon the occurrence of a “fundamental transaction” (as described in the 2025 Warrants), including the right of the holder thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of the Company’s Class A common stock in such fundamental transaction in the amount of the Black Scholes value (as described in the 2025 Warrants) of the unexercised portion of the warrant on the date of the consummation of such fundamental transaction. The 2025 Warrants also include cashless exercise rights to the extent there is not an effective registration statement registering the resale of the shares of Class A common stock underlying the 2025 Warrants.

Based on the terms and conditions included in the 2025 Warrant agreements, the 2025 Warrants meet the criteria for equity classification. Accordingly, the Company allocated the $6.0 million of aggregate gross proceeds from the July 2025 Offering based on the relative fair values of the Class A common stock and warrants issued and sold in the transaction. The Company determined the fair value of the Class A common stock based on the closing price of the Company’s Class A common stock on the transaction date. The Company used the Black-Scholes-Merton option pricing model to determine the fair value of the 2025 Warrants as of the transaction date. Based on the calculated relative fair values of the Class A common stock and 2025 Warrants, the Company allocated $4.4 million of the aggregate gross proceeds to the Class A common stock and $1.6 million

Offerpad Solutions Inc. | 2025 Form 10-K | 77

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

of the aggregate gross proceeds to the 2025 Warrants. The Company also allocated the $0.8 million of associated transaction costs between the Class A common stock and warrants in the same proportion as the proceeds.

Other Warrants

In addition to the 2025 Warrants described above, the Company has outstanding public and private warrants to purchase shares of Class A common stock that do not meet the criteria for equity classification and are recognized as liabilities. Refer to Note 7. Warrant Liabilities for further details.

Sale Agreement

During August 2025, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which the Company may offer and sell up to $100,000,000 of the Company’s Class A common stock from time to time in any manner deemed to be an “at the market” offering. The Company has no obligation to sell any shares under the Sale Agreement, but may do so from time to time.

During the year ended December 31, 2025, the Company sold 6,574,495 shares of the Company’s Class A common stock under the Sale Agreement for aggregate gross proceeds of $30.3 million, before commissions and other offering costs of $1.3 million. As of December 31, 2025, the Company had $69.7 million of remaining availability under the Sale Agreement.

2023 Pre-Funded Warrants

During January 2023, the Company sold and issued pre-funded warrants to purchase shares of the Company’s Class A common stock, resulting in gross proceeds of approximately $90.0 million. The pre-funded warrants became exercisable during March 2023. All of the pre-funded warrants were subsequently exercised during 2023, upon which, 10.7 million shares of the Company’s Class A common stock were issued.

Shares Outstanding

As of December 31, 2025, the Company had 37,210,647 shares of Class A common stock issued and outstanding.

January 2026 Registered Direct Offering

During January 2026, the Company entered into a securities purchase agreement with the purchasers named therein, providing for the issuance and sale by the Company of an aggregate of 10,000,000 shares (the “2026 Shares”) of the Company’s Class A common stock. The 2026 Shares were sold for a purchase price of $1.80 per share, for gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses.

Preferred Stock

As of December 31, 2025, there were no shares of preferred stock issued and outstanding.

The Company’s Board of Directors (the “Board”) has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock.

Dividends

The Company’s Class A common stock is entitled to dividends if and when any dividend is declared by the Board, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of the Company’s business and have no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Board and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Board may deem relevant.

Note 10. Stock-Based Awards

Equity Incentive Plans

2016 Stock Plan

The Company currently has outstanding stock options under the OfferPad 2016 Stock Option and Grant Plan (the “2016 Plan”). Outstanding shares of the Company’s Class A common stock subject to awards granted under the 2016 Plan that expire

Offerpad Solutions Inc. | 2025 Form 10-K | 78

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder, will not again become available for issuance under the 2016 Plan or other equity incentive plans. In connection with the adoption of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), no additional awards have been or will be granted under the 2016 Plan.

2021 Incentive Award Plan

The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031 in an amount that is equal to the lesser of (i) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the 2021 Plan immediately following such increase shall be equal to 5% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Class A common stock as is determined by the Company’s Board. Pursuant to the annual increase, the overall share limit was automatically increased on January 1, 2025 by 741,127 shares of the Company’s Class A common stock.

On June 17, 2025, the Board adopted an amendment to the 2021 Plan which increased the aggregate number of shares reserved for issuance under the 2021 Plan by 2,721,500 shares (the “Amendment”). The Amendment became effective on June 17, 2025, and was approved by the Company’s stockholders on July 30, 2025 at a special meeting of stockholders.

The overall share limit was further increased by 2,042,056 shares of Class A common stock on January 1, 2026, pursuant to the annual increase under the terms of the 2021 Plan, following which, there were 7,382,591 shares reserved for issuance under the 2021 Plan.

The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents and other stock or cash-based awards. As of December 31, 2025, the Company has outstanding stock options, RSUs and other stock or cash-based awards under the 2021 Plan.

Employee Stock Purchase Plan

The number of shares of the Company’s Class A common stock available for issuance under the 2021 Employee Stock Purchase Plan (“ESPP”) increases annually on the first day of each calendar year through January 1, 2031 in an amount that is equal to the lesser of (a) a number of shares such that the aggregate number of shares of Class A common stock available for grant under the ESPP immediately following such increase shall be equal to 1% of the number of fully-diluted shares on the final day of the immediately preceding calendar year and (b) such smaller number of shares of Class A common stock as determined by the Company’s Board; provided that, no more than 3,333,333 shares of Class A common stock may be issued under the ESPP.

Pursuant to the annual increase under the terms of the ESPP, the overall share limit was increased by 135,798 shares of Class A common stock on January 1, 2026. Following this increase, there were 419,674 shares reserved for issuance under the ESPP and no shares have been issued since the inception of the ESPP.

Offerpad Solutions Inc. | 2025 Form 10-K | 79

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Restricted Stock Units

During the years ended December 31, 2025, 2024, and 2023, the Company granted RSUs with service vesting conditions to employees and non-employee members of the Board. The vesting period for RSUs granted to employees is generally three years, subject to continued employment, and the vesting period for RSUs granted to non-employee members of the Company’s Board generally ranges from three months to three years, subject to continued service on the Board.

The following summarizes RSU award activity during the years ended December 31, 2025, 2024, and 2023:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	131	$70.92
Granted	321	11.65
Vested and settled	(33)	76.71
Forfeited	(169)	18.16
Outstanding as of December 31, 2023	250	29.77
Granted	948	5.13
Vested and settled	(149)	23.96
Forfeited	(151)	9.67
Outstanding as of December 31, 2024	898	8.11
Granted	4,563	1.36
Vested and settled	(460)	6.85
Forfeited	(244)	4.09
Outstanding as of December 31, 2025	4,757	1.96

As of December 31, 2025, 0.3 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of the Company’s Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of December 31, 2025, the Company had $5.7 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.23 years. The fair value of RSUs that vested and settled during the years ended December 31, 2025, 2024, and 2023 was $2.4 million, $3.0 million, and $2.7 million, respectively.

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company granted long-term incentive awards, which include both a service vesting condition and a performance vesting condition that is associated with the share price of the Company’s Class A common stock (“LTI Award”). The Company also amended certain terms and conditions associated with the LTI Awards granted in 2023. The LTI Awards will become earned during a three-year performance period based on the appreciation in the price of the Company’s Class A common stock over pre-determined price per share goals set forth in the LTI Award agreements. The portion of the LTI Award that will become earned will be determined based on the average share price over the 60 consecutive calendar-day period ending on (and including) the end of the performance period, the total number of shares of the Company’s Class A common stock outstanding as of the last day of the performance period and the participant sharing rates as set forth in the LTI Award agreements. To the extent that an LTI Award is earned during the performance period, half of the earned LTI Award will vest at the end of the three-year performance period, and the remaining half of the earned LTI Award will vest one year after the end of the performance period, in each case, subject to the employee’s continued service through the applicable vesting date. If the LTI Award does not become earned as of the last day of the performance period, each LTI Award automatically will be forfeited and terminated without consideration.

Offerpad Solutions Inc. | 2025 Form 10-K | 80

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

The LTI Awards, to the extent vested, can be settled in cash or shares of Company Class A common stock (as determined by the Compensation Committee of the Board in its discretion). As of December 31, 2025, the Company has the intent and ability to settle the LTI Awards in shares of the Company’s Class A common stock.

As of December 31, 2025, the Company had $1.4 million of unrecognized stock-based compensation expense related to unvested LTI Awards. This expense is expected to be recognized over a weighted average period of 1.95 years.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2025, 2024 and 2023. Stock option awards granted to employees in prior years have a service vesting condition that is generally four years. The following summarizes stock option activity during the years ended December 31, 2025, 2024, and 2023:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,182	$12.47	5.82	$953
Granted	—	—
Exercised	(14)	3.72
Forfeited, canceled or expired	(90)	19.06
Outstanding as of December 31, 2023	1,078	12.04	4.26	1,686
Granted	—	—
Exercised	(11)	2.95
Forfeited, canceled or expired	(223)	15.31
Outstanding as of December 31, 2024	844	11.30	3.16	—
Granted	—	—
Exercised	(57)	2.95
Forfeited, canceled or expired	(146)	14.59
Outstanding as of December 31, 2025	641	11.30	1.61	—
Exercisable as of December 31, 2025	638	11.23	1.59	—
Vested and expected to vest as of December 31, 2025	641	11.30	1.61	—

The total intrinsic value of stock options exercised was $0.1 million or less during each of the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, the Company had less than $0.1 million of unrecognized stock-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 0.24 years. The fair value of stock options that vested during the years ended December 31, 2025, 2024, and 2023 was $0.7 million, $0.7 million, and $1.8 million, respectively.

Performance-Based Restricted Stock Units

The Company did not grant performance-based restricted stock units (“PSUs”) during the years ended December 31, 2025, 2024 and 2023.

During the year ended December 31, 2022, the Company granted PSUs which included both a service vesting condition and a performance vesting condition that was associated with the share price of the Company’s Class A common stock. The

Offerpad Solutions Inc. | 2025 Form 10-K | 81

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

performance period ended during the first quarter of 2025, with none of the pre-determined price per share goals being achieved. Accordingly, the PSUs were automatically forfeited and terminated without consideration.

The following summarizes PSU award activity during the years ended December 31, 2025, 2024, and 2023:

	Number of PSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	129	$70.81
Granted	—	—
Vested	—	—
Forfeited	(10)	70.81
Outstanding as of December 31, 2023	119	70.81
Granted	—	—
Vested	—	—
Forfeited	(9)	70.81
Outstanding as of December 31, 2024	110	70.81
Granted	—	—
Vested	—	—
Forfeited	(110)	70.81
Outstanding as of December 31, 2025	—	—

Stock-based Compensation Expense

The following details stock-based compensation expense during each of the respective periods:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Sales, marketing and operating	$307	$2,139	$1,964
General and administrative	2,301	5,463	5,562
Technology and development	220	478	389
Stock-based compensation expense	$2,828	$8,080	$7,915

Offerpad Solutions Inc. | 2025 Form 10-K | 82

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

The following summarizes the assets and liabilities related to the VIEs as of December 31:

($ in thousands)	2025	2024
Assets
Restricted cash	$1,302	$30,608
Accounts receivable	303	—
Real estate inventory	93,793	214,174
Prepaid expenses and other current assets	169	345
Property and equipment, net	5,611	—
Total assets	$101,178	$245,127
Liabilities
Accounts payable	$398	$591
Accrued and other current liabilities	526	1,326
Secured credit facilities and other debt, net	78,076	237,273
Total liabilities	$79,000	$239,190

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

The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net loss	$(46,384)	$(62,159)	$(117,218)
Denominator:
Weighted average common shares outstanding, basic	30,987	27,410	26,385
Dilutive effect of stock options (1)	—	—	—
Dilutive effect of restricted stock units (1)	—	—	—
Dilutive effect of 2025 Warrants (1)	—	—	—
Weighted average common shares outstanding, diluted	30,987	27,410	26,385
Net loss per share, basic	$(1.50)	$(2.27)	$(4.44)
Net loss per share, diluted	$(1.50)	$(2.27)	$(4.44)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options (1)	736	869	816
Anti-dilutive restricted stock units (1)	1,401	183	147
Anti-dilutive 2025 Warrants (1)	1,429	—	—
Anti-dilutive warrants	1,452	1,452	1,452
Anti-dilutive performance-based restricted stock units	18	116	123

(1) Due to the net loss during each of the years ended December 31, 2025, 2024, and 2023, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

Offerpad Solutions Inc. | 2025 Form 10-K | 83

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Note 13. Income Taxes

The Company is subject to federal and state income taxes in the United States.

Loss before income taxes was $(45.9) million, $(62.1) million and $(117.1) million during the years ended December 31, 2025, 2024, and 2023, respectively.

Income tax expense consisted of the following for the respective periods:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current:
Federal	$—	$—	$—
State	441	31	163
Total current	441	31	163
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Income tax expense	$441	$31	$163

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the respective periods:

	Year Ended December 31,
(In thousands, except percentages)	2025		2024		2023
Benefit at federal statutory income tax rate	$(9,648)	21.0%	$(13,047)	21.0%	$(24,582)	21.0%
State taxes (1)	441	(1.0)%	31	(0.1)%	163	(0.1)%
Changes in valuation allowances	6,197	(13.5)%	12,557	(20.2)%	24,064	(20.6)%
Nontaxable or nondeductible items:
Stock-based compensation	2,652	(5.8)%	119	(0.2)%	59	(0.1)%
Other	83	(0.2)%	4	0.0%	39	0.0%
Other	716	(1.5)%	367	(0.6)%	420	(0.3)%
Effective income tax rate	$441	(1.0)%	$31	(0.1)%	$163	(0.1)%

(1) State taxes in Texas comprise the majority of state and local taxes for each of the years presented.

Offerpad Solutions Inc. | 2025 Form 10-K | 84

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities consist of the following as of December 31:

($ in thousands)	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$104,891	$93,564
State net operating loss carryforwards	20,454	18,473
Operating lease liabilities	3,638	3,856
Research and development expenditures	2,686	4,839
Stock-based compensation	1,369	4,665
Transaction costs	1,348	1,464
Real estate inventory	397	732
Other	1,236	1,392
Gross deferred tax assets	136,019	128,985
Valuation allowance	(133,022)	(125,887)
Deferred tax assets, net of valuation allowance	2,997	3,098
Deferred tax liabilities:
Operating lease right-of-use assets	(1,897)	(2,182)
Property and equipment	(386)	(469)
Other	(714)	(447)
Gross deferred tax liabilities	(2,997)	(3,098)
Net deferred income taxes	$—	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of $492.3 million to offset future taxable income, of which $26.0 million, in the aggregate, expires in 2036 and 2037 if not utilized, with the remaining $466.3 million having no expiration. The Company also has U.S. state net operating loss carryforwards of $412.9 million, of which $238.4 million, in the aggregate, expires at various dates ranging from 2032 through 2045 if not utilized, with the remaining $174.5 million having no expiration.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As a result of historical cumulative losses, the Company has determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Therefore, the Company recorded a full valuation allowance equal to the amount of the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $7.1 million, $14.9 million, and $29.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.

The Internal Revenue Code (the “IRC”) contains provisions that limit the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. As a result of the Company’s registered direct offering in January 2026, the Company determined that an ownership change occurred as of January 13, 2026. Consequently, the Company’s ability to utilize its net operating loss carryforwards and tax credit carryforwards that existed as of January 13, 2026 is subject to annual limitations. To the extent that any single-year limitation is not utilized to the full amount of the limitation, such unused amounts are carried over to subsequent years until the earlier of utilization or the expiration of the relevant carryforward period.

Taxes Paid

Taxes paid, net of refunds received, were $0.4 million, $0.3 million and $0.4 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company’s tax payments are comprised of state and local tax payments, and principally include payments made to the state of Texas.

Uncertain Tax Positions

During the years ended December 31, 2025, 2024, and 2023, the Company had no uncertain tax positions.

Income Tax Audits

Offerpad Solutions Inc. | 2025 Form 10-K | 85

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

The Company files in U.S. federal and various state income tax jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2017 due to the accumulated net operating losses that are carried forward.

Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses. The provisions of the OBBBA did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.

Note 14. Related-Party Transactions

LL Credit Facilities

As of December 31, 2025, the Company has two senior secured credit facilities and two mezzanine secured credit facilities with affiliates of LL Capital Partners I, L.P. (“LL Capital”), a related party. Roberto Sella, who is a member of the Board and holds more than 5% of the Company’s Class A common stock, is the managing partner of LL Funds, LLC.

The following summarizes certain details related to these facilities, which are further described in Note 6. Credit Facilities and Other Debt, as of December 31:

	2025		2024
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facilities with a related party	$65,000	$628	$50,000	$18,329
Mezzanine secured credit facilities with a related party	$57,000	$2,006	$92,000	$23,532

Since October 2016, the Company has been party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital. The LL Funds Loan Agreement is comprised of a senior secured credit facility and a mezzanine secured credit facility, under which the Company may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $50.0 million and $22.0 million, respectively. The LL Funds Loan Agreement also provides the Company with the option to borrow above the fully committed borrowing capacity, subject to the lender’s discretion.

Since March 2020, the Company has also been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital. Under the LL Mezz Loan Agreement, the Company may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $35.0 million.

During October 2025, the Company entered into a new senior loan and security agreement (the “2025 LL Senior Loan Agreement”) with LL Private Lending Fund II, L.P. Under the 2025 LL Senior Loan Agreement, the Company may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $15.0 million.

At various points during the year ended December 31, 2025, the Company obtained temporary waivers of certain covenants under certain of its related party credit facilities, which resulted in the associated revolving/withdrawal periods for such facilities expiring.

The Company paid interest for borrowings under the LL credit facilities of $4.3 million, $3.9 million, and $4.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of the Company’s Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Board, was the chief executive officer of First American through early April 2025. During 2025, the Company used First American’s services in the ordinary course of the Company’s home-buying and home-selling activities. The Company paid First American $2.4 million, $5.3 million, and $7.3 million during the years ended December 31, 2025, 2024, and 2023, respectively, for its services, inclusive of the fees for property data services.

Offerpad Solutions Inc. | 2025 Form 10-K | 86

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

Compensation of Immediate Family Members of Brian Bair

Offerpad has historically employed Brian Bair’s brothers, Mr. Vaughn Bair and Mr. Casey Bair, and Mr. Brian Bair’s sister-in-law, Ms. Katie Bullard. The following details the total compensation paid to the immediate family members of Brian Bair during the respective periods:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Mr. Vaughn Bair (1)	$534	$473	$680
Mr. Casey Bair (2)	269	445	640
Ms. Katie Bullard (1)	162	143	142
	$965	$1,061	$1,462

(1) Compensation for Mr. Vaughn Bair and Ms. Katie Bullard includes both base salary and annual performance-based cash incentives.

(2) This includes compensation paid to Mr. Casey Bair prior to his separation from service with the Company in August 2024, and severance payments in connection with his separation.

The following details the RSUs granted to Mr. Vaughn Bair, Mr. Casey Bair, and Ms. Katie Bullard during the respective periods:

	Year Ended December 31,
	2025	2024
Mr. Vaughn Bair	430,433	42,500
Mr. Casey Bair (1)	—	40,000
Ms. Katie Bullard	20,000	6,000
	450,433	88,500

(1) Mr. Casey Bair’s 2024 RSU award was forfeited in connection with his separation from service in August 2024.

During the year ended December 31, 2023, Mr. Bair’s brothers and Mr. Bair’s sister-in-law received grants of LTI Awards. During the year ended December 31, 2024, the Company amended certain terms and conditions associated with such LTI Awards, including the performance period, price per share goals and sharing rates. Mr. Casey Bair forfeited his LTI Award in connection with his separation from service in August 2024.

Pre-Funded Warrants

During 2023, the Company entered into a pre-funded warrants subscription agreement with the investors named therein (the “Investors”) pursuant to which the Company sold and issued to the Investors pre-funded warrants to purchase shares of the Company’s Class A common stock. The Investors included Brian Bair, Roberto Sella, First American, and Kenneth DeGiorgio. Refer to Note 9. Stockholders’ Equity, for further details.

Note 15. Commitments and Contingencies

Homes Purchase Commitments

As of December 31, 2025, the Company was under contract to purchase 62 homes for an aggregate purchase price of $16.1 million.

Other Purchase Obligations

The Company’s other purchase obligations principally include commitments relating to insurance, information technology, administration services, and marketing. As of December 31, 2025, the Company had other purchase obligations of $3.6 million, with $3.1 million payable within twelve months.

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

Offerpad Solutions Inc. | 2025 Form 10-K | 87

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad (the “Plaintiff”) filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. On June 30, 2025, Plaintiff filed a notice lifting the stay, which became effective immediately. In October 2025, the parties reached an agreement in principle to resolve the matter, which remains subject to court approval that is expected to occur during the second quarter of 2026. The Company’s accrual associated with this matter as of December 31, 2025 reflects the terms of the agreement in principle to resolve the matter. Notwithstanding such agreement, in regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding remains uncertain at this point.

Note 16. Segment Reporting

The Company operates in the U.S. residential real estate industry and its operating segments have been determined based on the method by which its Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), evaluates performance and allocates resources. The Company has four operating segments, none of which have been aggregated, and two reportable segments. The following segment reporting presentation includes the Company’s Cash Offer and Renovate reportable segments and Other, which includes the Company’s two remaining operating segments, along with Offerpad corporate activities:

•
Cash Offer, in which customers can access the Company’s website or mobile application to receive a competitive cash offer for their home within 24 hours and quickly close without the major inconveniences associated with traditional real estate selling.
•
Renovate, in which the Company leverages its existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize the Company’s renovations team to update their portfolio of homes for rent or to sell.
•
Other, which includes:
o
Cash Offer Marketplace, including Direct+ partners, in which qualified cash offers are routed through a marketplace of third-party buyers, providing buyers with an opportunity to purchase homes from homeowners; and
o
Brokerage Services, in which sellers can select from different agent-led pathways to sell their home, including HomePro, which pairs experienced local agents with the Company’s platform, data and customer flow for guided, in-person solutions, and Agent Partnership Program, which provides an opportunity for third-party agents to present the Company’s cash offer as a potential solution for their customers.

During 2025, the Company revised its reportable segments due to changes in the composition of its operating segment financial results, following which, Renovate is a separate reportable segment. Accordingly, the Company has changed its presentation for all periods presented to reflect its revised segment reporting.

The Company’s CODM evaluates performance based on operating segment gross profit and uses this measure when making decisions about the allocation of operating resources to each segment, including through the annual budget and forecasting process, along with regular budget-to-actual variance analyses.

Offerpad Solutions Inc. | 2025 Form 10-K | 88

OFFERPAD SOLUTIONS INC.

Notes to Consolidated Financial Statements

No individual customer accounted for more than 10% of the Company’s consolidated revenue during the years ended December 31, 2025, 2024, and 2023.

The following details segment financial information for the respective periods:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Revenue:
Cash Offer	$534,823	$894,730	$1,283,958
Renovate	27,107	18,127	12,195
Other	5,882	5,962	18,259
Total revenue	567,812	918,819	1,314,412
Cost of revenue:
Cash Offer (1)	503,535	830,607	1,225,073
Renovate	21,614	14,218	9,726
Other	620	1,799	9,432
Total cost of revenue	525,769	846,624	1,244,231
Gross profit:
Cash Offer	31,288	64,123	58,885
Renovate	5,493	3,909	2,469
Other	5,262	4,163	8,827
Total gross profit	42,043	72,195	70,181
Operating expenses:
Sales, marketing and operating	45,835	73,091	116,558
General and administrative	26,192	40,621	50,091
Technology and development	3,405	4,524	7,945
Total operating expenses	75,432	118,236	174,594
Loss from operations	(33,389)	(46,041)	(104,413)
Other income (expense):
Change in fair value of warrant liabilities	(130)	240	68
Interest expense	(13,403)	(18,684)	(18,859)
Other income, net	979	2,357	6,149
Total other expense	(12,554)	(16,087)	(12,642)
Loss before income taxes	$(45,943)	$(62,128)	$(117,055)

(1) Includes real estate inventory valuation adjustments of $5.3 million, $4.5 million, and $8.9 million during the respective periods.

The Company’s CODM is not provided with, and does not review, segment assets when evaluating performance and allocating resources to its operating segments. Accordingly, segment asset information has not been provided.

Note 17. Subsequent Events

The Company has determined that there have been no events that have occurred that would require recognition in the consolidated financial statements or additional disclosure herein, except as described elsewhere in the notes to the consolidated financial statements.

Offerpad Solutions Inc. | 2025 Form 10-K | 89

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and the Company’s principal financial officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report from the Company’s independent registered public accounting firm, Deloitte & Touche LLP, on the effectiveness of the Company’s internal control over financial reporting, due to the Company’s status as a “Non-accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a)
None.
(b)
During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Offerpad Solutions Inc. | 2025 Form 10-K | 90

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following details certain information about our board of directors as of February 24, 2026:

Name	Age	Position
Brian Bair	49	Chief Executive Officer and Chairman of the Board
Donna Corley	52	Director
Kenneth DeGiorgio	54	Director
Tela Mathias	50	Director
Ryan O’Hara	57	Director
Roberto Sella	60	Director

Brian Bair served as OfferPad Inc.’s Founder and Chief Executive Officer since its founding in 2015 until September 2021, and as our Chief Executive Officer and Chairman of the Board since September 2021. Mr. Bair has had a strong influence in the residential real estate industry over the past 20 years, having pioneered multiple real estate service models focused on improving transaction certainty, operational scalability, and customer experience across market cycles. Prior to founding Offerpad, Mr. Bair served as the founder and president at Bair Group Real Estate from April 2008 to June 2015. Additionally, Mr. Bair co-founded Lexington Financial Services in March 2011 and Bridgeport Financial Services in May 2008, companies focused on residential acquisition, renovation, and resale strategies. Mr. Bair has also consulted for national companies on large-scale residential portfolio acquisition and asset optimization. Mr. Bair has also previously served as an advisory member for the Freddie Mac Housing of Tomorrow Council since January 2020.

We believe that Mr. Bair is qualified to serve as Chairman of our board of directors due to his extensive experience in the real estate industry and his history as Offerpad’s founder.

Donna Corley has served on our board of directors since April 2025. Ms. Corley is the Founder and Chief Executive Officer of Guiding Star Advisory, LLC (“Guiding Star”), a consulting firm, a role she has held since December 2022. Prior to starting the consulting firm, Ms. Corley spent 27 years working in the secondary mortgage market at Freddie Mac, where she served as Executive Vice President Advisor from June 2022 to November 2022, prior to which she served as Executive Vice President and Head of Single-Family Business from October 2019 to May 2022. Ms. Corley previously served as the Chief Risk Officer for the Single-Family Business from 2014 to 2019 and Senior Vice President of Credit Pricing, Risk Transfer and Securitization from 2011 to 2014, along with other roles during her tenure at Freddie Mac. Ms. Corley currently serves on the Board of Trustees for PennyMac Mortgage Investment Trust Holdings LLC and is a board member of Lendarch and the Bite Me Cancer foundation. Ms. Corley holds a B.S. in business administration from The American University and has a CFA designation.

We believe Ms. Corley is qualified to serve on our Board due to her significant expertise in the financial services industry and risk management experience.

Kenneth DeGiorgio served as a member of the board of directors of OfferPad Inc. from February 2019 until September 2021, and on our board of directors since September 2021. From February 2022 to April 2025, Mr. DeGiorgio served as chief executive officer and as a member of the board of directors of First American Financial Corporation (“FAF”), a public company engaged in title insurance and settlement services. Prior to his appointment as CEO, Mr. DeGiorgio served as FAF’s president from 2021 to 2022 and its executive vice president, overseeing FAF’s international division, trust company and various corporate functions from 2010 to 2021.

We believe Mr. DeGiorgio is qualified to serve on our board of directors due to his extensive real estate and business experience and knowledge of Offerpad’s business and operations.

Tela Mathias has served on our board of directors since February 2026. Since December 2023, Ms. Mathias has served as the Chief Executive Officer of Phoenix Burst LLC (“Phoenix Burst”), a generative artificial intelligence (“genAI”) regulatory technology company and a subsidiary of Phoenix Oversight Group, LLC (also known as PhoenixTeam), a consulting company Ms. Mathias co-founded in August 2014. Ms. Mathias has also served as Chief Technology Officer at PhoenixTeam, which is focused on larger-scale technology strategy and AI-driven product development. Prior to co-founding PhoenixTeam, Ms. Mathias, served as Senior Vice President at Black Knight Financial Services, a software and data analytics company, from May 2008 through July 2014, where she led product strategy and large-scale platform implementations supporting major mortgage servicers. Prior to Black Knight Financial Services, Ms. Mathias held leadership roles at the U.S. Department of Veterans Affairs, from January 2005 through April 2008, where she led the modernization of the Loan Guaranty Service technology

Offerpad Solutions Inc. | 2025 Form 10-K | 91

infrastructure and regulatory systems. Ms. Mathias has served on the board of directors of the PhoenixTeam since June 2015. Ms. Mathias holds a B.A. in Mathematics and Theoretical mathematics, from the University of Vermont.

We believe Ms. Mathias is qualified to serve on our board of directors due to her extensive experience designing and deploying enterprise technology platforms across mortgage, housing finance, and regulatory environments, with deep expertise in genAI, automation, and large-scale system modernization.

Ryan O’Hara has served on our board of directors since September 2021. Since March 2025, Mr. O’Hara has also served as the chief executive officer of Likewize, a leading privately held global provider of technology protection and support, and has served on the Likewize board of directors since 2024. Prior to Likewize, Mr. O’Hara served as chief executive officer of Home Buyers Warranty Group, a leading home warranty company, from July 2022 through its December 2024 sale to Frontdoor. He also served as an advisor to Apollo Global Management, a global alternative investment management firm, in the technology and media sectors since January 2020. From June 2019 to December 2019, Mr. O’Hara served as the chief executive officer of Shutterfly, Inc., a public image sharing company, where he also served as a member of the board of directors from June 2019 to October 2019. Prior to Shutterfly, from January 2015 to June 2019, Mr. O’Hara served as the chief executive officer of Move Inc., a real estate listing company, which operates real estate websites including Realtor.com. Mr. O’Hara currently serves on the board of directors and the chairman of the nominating and governance committee of Thryv Holdings, Inc. Mr. O’Hara previously served as a member on the board of directors of REA Group Limited from June 2017 to April 2019 and TKB Critical Technologies 1, a special purpose acquisition company from December 2021 to August 2023. Mr. O’Hara also served on the advisory council for the Stanford University Center on Longevity from August 2020 to January 2024. Mr. O’Hara holds a B.A. in Economics from Stanford University, an M.B.A. from Harvard Business School and the Director Certificate from Harvard Business School.

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

Information about our Executive Officers

The following details certain information about our executive officers as of February 24, 2026:

Name	Age	Position
Brian Bair	49	Chief Executive Officer and Chairman of the Board
Peter Knag	52	Chief Financial Officer
Adam Martinez	48	Chief Legal Officer

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

Adam Martinez has served as Offerpad’s Chief Legal Officer since March 2025, prior to which he served as Offerpad’s Deputy General Counsel since October 2020 and held the roles of Senior Vice President, Corporate Operations from January 2024 to March 2025, Head of Legal Operations from October 2020 to January 2024, and Head of Legal from July 2018 to October 2020. Previously, Mr. Martinez was a corporate counsel at Rose Law Group from January 2014 to July 2018 and a

Offerpad Solutions Inc. | 2025 Form 10-K | 92

partner at Combs Law Group from May 2007 to December 2013. Mr. Martinez holds a B.A. in Political Science from Arizona State University and a Juris Doctor from Sandra Day O’Connor College of Law at Arizona State University. He is a member of the Arizona bar and is admitted to practice law in the State of Arizona.

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

The remaining information required by this item will be included in the 2026 Proxy Statement, which will be filed no later than 120 days after the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Offerpad Solutions Inc. | 2025 Form 10-K | 93

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

(a)(3) The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Offerpad Solutions Inc. | 2025 Form 10-K | 94

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of March 17, 2021, by and among the Registrant, Orchids Merger Sub, Inc., Orchids Merger Sub, LLC, and OfferPad, Inc.	10-Q	001-39641	2.1	11/10/21
3.1	Forth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
4.1	Warrant Agreement, dated as of October 20, 2020, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent	S-4	333-255079	4.1	8/9/21
4.2	Specimen Class A Common Stock Certificate of Offerpad Solutions Inc.	10-K	001-39641	4.2	2/27/24
4.3	Specimen Warrant Certificate	S-4	333-255079	4.4	8/9/21
4.4	Form of Pre-Funded Warrant	8-K	001-39641	4.1	2/1/23
4.5	Description of Capital Stock	10-K	001-39641	4.5	2/27/24
4.6	Pre-Funded Warrants Subscription Agreement, dated January 31, 2023, by and among Offerpad Solutions Inc. and the purchasers named therein	8-K	001-39641	10.1	2/1/23
4.7	Form of Common Stock Purchase Warrant	8-K	001-39641	4.1	7/28/25
10.1#	Form of Indemnification and Advancement Agreement	S-4/A	333-255079	10.24	6/24/21
10.2	Amended and Restated Registration Rights Agreement, dated September 1, 2021	8-K/A	001-39641	10.7	9/7/21
10.3#	Offerpad Solutions 2021 Incentive Award Plan	8-K/A	001-39641	10.10	9/7/21
10.4#	Offerpad Solutions 2021 Employee Stock Purchase Plan	8-K/A	001-39641	10.11	9/7/21
10.5#	Amendment to the Offerpad Solutions Inc. 2021 Incentive Award Plan	S-8	333-289102	99.2	7/30/25
10.6#	Amended and Restated OfferPad, Inc. 2016 Stock Option and Grant Plan	10-K	001-39641	10.5	3/7/22
10.7#	Form of Incentive Stock Option Agreement under the OfferPad, Inc. 2016 Stock Option and Grant Plan	S-4	333-255079	10.23(a)	4/7/21
10.8#	Offerpad Solutions Inc. Amended and Restated Non-Employee Director Compensation Program	10-Q	001-39641	10.3	11/3/25
10.9#	Offerpad Solutions Inc. Director Deferred Compensation Plan	10-K	001-39641	10.8	3/7/22
10.10#	Restricted Stock Unit Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.2	3/4/22
10.11#	Form of Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.4	3/4/22
10.12#	Form of Performance-Based Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	8-K	001-39641	10.5	3/4/22
10.13#	Form of Director Deferred Cash Fee Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.6	5/4/22
10.14#	Form of Director Deferred Restricted Stock Unit Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.7	5/4/22
10.15#	Form of Option Award Agreement (under 2021 Incentive Award Plan)	10-Q	001-39641	10.8	5/4/22
10.16#	Form of 2023 Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.2	7/6/23
10.17#	Form of Amended and Restated Long Term Incentive Award Agreement (under the 2021 Incentive Award Plan)	8-K	001-39641	10.1	6/20/24
10.18#	Employment Agreement, dated March 1, 2022, by and between Brian Bair and Offerpad Solutions Inc.	8-K	001-39641	10.1	3/4/22
10.19#	Employment Agreement, effective as of June 5, 2024, by and between Peter Knag and Offerpad Solutions Inc.	8-K	001-39641	10.1	5/23/24
10.20*#	Amended and Restated Employment Agreement, dated as of March 1, 2025, by and between Offerpad Solutions Inc. and Adam Martinez
10.21+	Ninth Amended and Restated Loan and Security Agreement, dated as of May 6, 2025, by and among Offerpad (SVPBORROWER1), LLC, LL Private Lending Fund, L.P., LL Private Lending Fund II, L.P., and LL Funds, LLC.	8-K	001-39641	10.1	5/12/25
10.22+	Fourth Amended and Restated Mezzanine Loan and Security Agreement, dated as of May 6, 2025, by and among OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and LL Private Lending Fund II, L.P.	8-K	001-39641	10.2	5/12/25
10.23+	Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/7/22
10.24+	Amendment No. 1 dated December 8, 2022 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	10-K	001-39641	10.23	2/28/23
10.25+	Amendment No. 2 dated March 30, 2023 to the Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank,	10-Q	001-39641	10.3	5/3/23

Offerpad Solutions Inc. | 2025 Form 10-K | 95

	N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.
10.26+	Amendment Number Three, dated June 16, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	6/20/23
10.27	Amendment Number Four, dated November 28, 2023, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A	10-Q	001.39641	10.3	8/5/24
10.28	Amendment Number Five, dated June 28, 2024, to Third Amended and Restated Master Loan and Security Agreement dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, OP SPE TPA1, LLC and Wells Fargo Bank, N.A.	8-K	001-39641	10.1	7/2/24
10.29*+

Amendment Number Six, dated June 30, 2025, to Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC and OP SPE TPA1, LLC and Wells Fargo Bank, N.A.

10.30	Amendment Number Seven, dated June 10, 2025, to Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC and OP SPE TPA1, LLC	8-K	001-39641	10.1	6/11/25
10.31+	Loan and Security Agreement, dated as of October 16, 2023, among Offerpad SPE Borrower A, LLC, as a borrower and borrower representative, JPMorgan Chase Bank, N.A., as initial lender and administrative agent, Computershare Trust Company, N.A., as paying agent and calculation agent, and the lenders party thereto.	8-K	001-39641	10.1	10/17/23
10.32+	First Amendment to Loan and Security Agreement, dated as of December 4, 2024, among Offerpad SPE Borrower A, LLC, as a borrower and borrower representative, SPE Lender A Trust, as Class 1 Type Lender and as Class 2 Type Lender, JPMorgan Chase Bank, N.A., as Class A Certificateholder and as administrative agent, AG Mortgage Value Partners Onshore Master Funk, LP., AG Asset Based Credit Master Fund (B), L.P. and AG Center Street Partnership, L.P, each as a Class B Certificateholder, and Computershare Trust Company, N.A., as paying agent and calculation agent.	8-K	001-39641	10.1	12/6/24
10.33*+	Amended and Restated Revolving Loan Agreement, dated August 27, 2025, among OP SPE Summit, LLC and WHGG II Trust
10.34*+	First Amendment to Amended and Restated Revolving Loan Agreement, dated December 19, 2025, among OP SPE Summit, LLC and WHGG II Trust
10.35	Form of Securities Purchase Agreement.	8-K	001-39641	10.1	7/28/25
10.36	Open Market Sale Agreement, dated August 28, 2025, by and among the Company and Jefferies LLC.	8-K	001-39641	1.1	8/28/25
10.37	Form of Securities Purchase Agreement.	8-K	001-39641	10.1	1/13/26
19.1	Offerpad Solutions Inc. Insider Trading Compliance Policy	10-K	001-39641	19.1	2/25/25
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1#	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39641	97.1	2/27/24
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

None.

Offerpad Solutions Inc. | 2025 Form 10-K | 96

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: February 24, 2026	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and in the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Bair	Chief Executive Officer and	February 24, 2026
Brian Bair	Chairman of the Board (Principal Executive Officer)

/s/ Peter Knag	Chief Financial Officer	February 24, 2026
Peter Knag	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donna Corley	Director	February 24, 2026
Donna Corley

/s/ Kenneth DeGiorgio	Director	February 24, 2026
Kenneth DeGiorgio

/s/ Tela Mathias	Director	February 24, 2026
Tela Mathias

/s/ Ryan O’Hara	Director	February 24, 2026
Ryan O’Hara

/s/ Roberto Sella	Director	February 24, 2026
Roberto Sella

Offerpad Solutions Inc. | 2025 Form 10-K | 97