Form 10-Q
period 2026-03-31
Offerpad Solutions Inc.
filed 2026-04-30
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 23, 2026, there were 47,317,853 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “potentially,” “may,” “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition pace, volume and strategy, mortgage rates, cash requirements, further equity issuances, financing plans and borrowing capacity, our intended use of net proceeds from our issuances of equity securities and debt financing arrangements, our prospects, optimized returns, potential growth or expansion evaluations, strategies, including without limitation, regarding product and service offerings and their expected impacts, ongoing collaborations, compliance with applicable laws, regulations and New York Stock Exchange (“NYSE”) continued listing rules, consideration of alternatives to cure any NYSE continued listing requirement deficiencies, macroeconomic trends, including due to conflict in the Middle East, potential tariffs or retaliations against such tariffs, geopolitical concerns, implications due to an “ownership change” under Section 382 of the Internal Revenue Code, including limitations on our ability to use net operating losses to offset future income tax liability, and the markets in which Offerpad operates.

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
•
our ability to successfully launch new offerings, and to manage, develop and refine our technology platform;
•
our ability to maintain and enhance our products and brand, and to attract customers;
•
our ability to achieve and maintain profitability in the future;
•
the success of strategic relationships with third parties;
•
our ability to regain compliance with NYSE Rules 802.01B and 802.01C, sufficiently execute our business plan, or failure to comply with other NYSE continued listing rules; and
•
our ability to use net operating loss carryforwards and other tax attributes has been impacted by an ownership change and may in the future be limited in connection with other ownership changes.

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

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		March 31,	December 31,
(in thousands, except par value per share) (Unaudited)		2026	2025
ASSETS
Current assets:
Cash and cash equivalents		$40,823	$26,543
Restricted cash		810	1,627
Accounts receivable		8,219	7,938
Real estate inventory		74,672	93,793
Prepaid expenses and other current assets		2,613	1,792
Total current assets		127,137	131,693
Property and equipment, net		14,386	14,673
Other non-current assets		8,248	8,405
TOTAL ASSETS	(1)	$149,771	$154,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$2,122	$1,667
Accrued and other current liabilities		8,379	8,698
Secured credit facilities and other debt, net		63,202	75,494
Secured credit facilities with a related party, net		2,547	2,582
Warrant liabilities		192	361
Total current liabilities		76,442	88,802
Revolving credit facility, net		14,684	14,650
Other long-term liabilities		12,804	13,100
Total liabilities	(2)	103,930	116,552
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 47,287 and 37,211 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		5	4
Additional paid in capital		562,399	544,645
Accumulated deficit		(516,563)	(506,430)
Total stockholders’ equity		45,841	38,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$149,771	$154,771

________________

(1)
Consolidated assets as of March 31, 2026 and December 31, 2025 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $485 and $1,302; Accounts receivable, $348 and $303; Real estate inventory, $74,672 and $93,793; Prepaid expenses and other current assets, $219 and $169; Property and equipment, net $5,590 and $5,611; Total assets of $81,314 and $101,178, respectively.
(2)
Consolidated liabilities as of March 31, 2026 and December 31, 2025 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $351 and $398; Accrued and other current liabilities, $417 and $526; Secured credit facilities and other debt, net, $65,748 and $78,076; Total liabilities, $66,516 and $79,000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(in thousands, except per share data) (Unaudited)	2026	2025
Revenue	$80,075	$160,698
Cost of revenue	74,518	150,191
Gross profit	5,557	10,507
Operating expenses:
Sales, marketing and operating	7,574	13,828
General and administrative	6,127	7,196
Technology and development	886	1,020
Total operating expenses	14,587	22,044
Loss from operations	(9,030)	(11,537)
Other income (expense):
Change in fair value of warrant liabilities	169	(257)
Interest expense	(1,617)	(3,522)
Other income, net	361	296
Total other expense	(1,087)	(3,483)
Loss before income taxes	(10,117)	(15,020)
Income tax expense	(16)	(37)
Net loss	$(10,133)	$(15,057)
Net loss per share, basic	$(0.22)	$(0.55)
Net loss per share, diluted	$(0.22)	$(0.55)
Weighted average common shares outstanding, basic	46,194	27,564
Weighted average common shares outstanding, diluted	46,194	27,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	37,211	$4	$544,645	$(506,430)	$38,219
Issuance of common stock upon vesting of restricted stock units	76	—	—	—	—
Issuance of common stock from January 2026 Offering, net	10,000	1	16,812	—	16,813
Stock-based compensation expense	—	—	942	—	942
Net loss	—	—	—	(10,133)	(10,133)
Balance at March 31, 2026	47,287	$5	$562,399	$(516,563)	$45,841

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	27,379	$3	$507,696	$(460,046)	$47,653
Issuance of common stock upon vesting of restricted stock units	164	—	(160)	—	(160)
Stock-based compensation expense	—	—	1,782	—	1,782
Net loss	—	—	—	(15,057)	(15,057)
Balance at March 31, 2025	27,543	$3	$509,318	$(475,103)	$34,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
($ in thousands) (Unaudited)	2026	2025
Cash flows from operating activities:
Net loss	$(10,133)	$(15,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	287	206
Amortization of debt financing costs	101	341
Real estate inventory valuation adjustment	414	1,743
Stock-based compensation	942	1,782
Change in fair value of warrant liabilities	(169)	257
Loss on disposal of property and equipment	2	75
Changes in operating assets and liabilities:
Accounts receivable	(281)	(2,446)
Real estate inventory	18,707	1,584
Prepaid expenses and other assets	(664)	465
Accounts payable	455	229
Accrued and other liabilities	(615)	645
Net cash provided by (used in) operating activities	9,046	(10,176)
Cash flows from investing activities:
Purchases of property and equipment	(19)	(994)
Proceeds from sale of property and equipment	17	—
Net cash used in investing activities	(2)	(994)
Cash flows from financing activities:
Borrowings from secured credit facilities and other debt	45,895	162,795
Repayments of secured credit facilities and other debt	(58,260)	(189,408)
Payment of debt financing costs	(29)	—
Proceeds from January 2026 Offering	18,000	—
Issuance costs of January 2026 Offering	(1,187)	—
Payments for taxes related to stock-based awards	—	(160)
Net cash provided by (used in) financing activities	4,419	(26,773)
Net change in cash, cash equivalents and restricted cash	13,463	(37,943)
Cash, cash equivalents and restricted cash, beginning of period	28,170	73,626
Cash, cash equivalents and restricted cash, end of period	$41,633	$35,683
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$40,823	$30,826
Restricted cash	810	4,857
Total cash, cash equivalents and restricted cash	$41,633	$35,683
Supplemental disclosure of cash flow information:
Cash payments for interest	$1,978	$4,593
Cash payments (refunds) for taxes, net	$(2)	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Description of Business

Offerpad is a real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home. Founded in 2015, the Company combines proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. The Company provides cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners.

The Company is headquartered in Tempe, Arizona and operates in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of March 31, 2026.

Basis of Presentation and Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to GAAP and SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on February 24, 2026.

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

For individual homes or portfolios of homes under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes is adjusted to net

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 8

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

realizable value, which is determined using the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes is adjusted to net realizable value, which is determined using the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the real estate inventory valuation analysis, and actual results may differ from the Company’s assumptions.

The Company recorded real estate inventory valuation adjustments of $0.4 million and $1.7 million during the three months ended March 31, 2026 and 2025, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Recent Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard which is intended to improve an entity’s expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, using either a prospective or retrospective approach. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued a new standard which is intended to provide clarity on an entity’s interim reporting disclosure requirements. The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2028, using either a prospective or retrospective approach. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2026	2025
Homes preparing for and under renovation	$19,762	$11,335
Homes listed for sale	33,591	62,557
Homes under contract to sell	21,319	19,901
Real estate inventory	$74,672	$93,793

Note 3. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2026	2025
Leasehold improvements	$5,938	$5,963
Rooftop solar panel systems	4,921	4,935
Properties held for use	4,408	4,389
Office equipment and furniture	1,259	1,284
Land	1,239	1,239
Software systems	386	386
Computers and equipment	224	224
Property and equipment, gross	18,375	18,420
Less: accumulated depreciation	(3,989)	(3,747)
Property and equipment, net	$14,386	$14,673

Depreciation expense was $0.3 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 9

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, operating lease costs were $0.4 million and $0.7 million, respectively. Variable and short-term lease costs were less than $0.1 million during each of the three months ended March 31, 2026 and 2025.

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash payments for amounts included in the measurement of operating lease liabilities	$516	$122
Tenant incentive allowances	$-	$763

	As of
	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	9.1	9.3
Weighted-average discount rate	7.5%	7.5%

There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during each of the three months ended March 31, 2026 and 2025.

The Company’s operating lease liability maturities as of March 31, 2026 are as follows:

($ in thousands)
Remainder of 2026	$1,573
2027	1,949
2028	1,922
2029	1,974
2030	2,029
2031	2,085
Thereafter	7,749
Total future lease payments	19,281
Less: Imputed interest	(5,339)
Total lease liabilities	$13,942

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		March 31,	December 31,
($ in thousands)	Financial Statement Line Items	2026	2025
Right-of-use assets	Other non-current assets	$7,266	$7,408
Lease liabilities:
Current liabilities	Accrued and other current liabilities	$1,138	$1,105
Non-current liabilities	Other long-term liabilities	12,804	13,100
Total lease liabilities		$13,942	$14,205

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 10

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2026	2025
Home renovation	$1,944	$2,328
Payroll and other employee related expenses	1,613	1,777
Operating lease liabilities	1,138	1,105
Interest	495	613
Legal and professional obligations	465	591
Marketing	419	257
Other	2,305	2,027
Accrued and other current liabilities	$8,379	$8,698

The Company incurred advertising expenses of $1.2 million and $2.3 million during the three months ended March 31, 2026 and 2025, respectively.

Other long-term liabilities consist of the non-current portion of operating lease liabilities as of March 31, 2026 and December 31, 2025.

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2026	2025
Senior secured credit facilities with financial institutions	$55,452	$57,957
Senior secured credit facilities with a related party	384	628
Senior secured debt - other	7,875	17,689
Mezzanine secured credit facilities with a related party	2,204	2,006
Revolving credit facility	15,000	15,000
Debt financing costs	(482)	(554)
Total credit facilities and other debt, net	$80,433	$92,726

The following details the classification of the Company’s credit facilities and other debt, as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2026	2025
Total credit facilities and other debt with financial institutions, net, current	$63,202	$75,494
Total credit facilities with a related party, net, current	2,547	2,582
Total credit facilities and other debt, net, current	65,749	78,076
Revolving credit facility, net, non-current	14,684	14,650
Total credit facilities and other debt, net	$80,433	$92,726

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

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 11

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$23,730	6.47%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	—	January 2026	April 2026
Related party facility 2	7,500	7,500	15,000	384	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	3,103	9.47%	September 2026	March 2027
Senior financial institution 5	—	75,000	75,000	28,619	8.71%	August 2027	August 2027
Senior secured credit facilities	$32,500	$657,500	$690,000	$55,836

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$25,000	$175,000	$200,000	$19,173	7.07%
Senior financial institution 2	—	200,000	200,000	—	—
Senior financial institution 3	—	150,000	150,000	—	7.58%
Related party facility 1	25,539	24,461	50,000	—	9.32%
Related party facility 2	7,500	7,500	15,000	628	13.00%
Senior financial institution 4	—	50,000	50,000	3,537	10.13%
Senior financial institution 5	—	75,000	75,000	35,247	8.82%
Senior secured credit facilities	$58,039	$681,961	$740,000	$58,585

As of March 31, 2026, the Company had multiple senior secured credit facilities, including one with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2026, the Company amended its senior secured credit facility with financial institution 1, which among other things, extended the final maturity date of the facility to August 2026. Additionally, the Company amended its senior secured credit facility with financial institution 5, which among other things, reduced the interest rate for borrowings under the facility. Lastly, the Company’s senior secured credit facility with financial institution 3 expired and was not renewed.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$2,204	13.00%	June 2026	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	—	January 2026	April 2026
Mezzanine secured credit facilities	$—	$120,000	$120,000	$2,204

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$—	$35,000	$35,000	$2,006	13.00%
Mezzanine financial institution 1	—	45,000	45,000	—	—
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%
Related party facility 2	6,811	15,189	22,000	—	13.00%
Mezzanine secured credit facilities	$6,811	$135,189	$142,000	$2,006

As of March 31, 2026, the Company had multiple mezzanine secured credit facilities, including one with a related party. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2026, the Company’s mezzanine secured credit facility with financial institution 2 expired and was not renewed. Additionally, in connection with the Company’s amendment to its senior secured credit facility with financial institution 1, as described above, the final maturity date for the Company’s mezzanine secured credit facility with a related party was automatically extended to February 2027.

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. Though the Company may from time to time adjust the composition of its credit facilities to correspond with its anticipated financing requirements, which may include reducing the available capacity under such credit facilities, or realigning the credit facility provider mix, the Company expects to enter into new financing arrangements or amend its existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and entering into new financing facilities. The Company believes its existing cash on hand, proceeds from the resale of homes, fees and commissions earned from its other real estate service solutions, and cash from future borrowings available under each of the Company’s existing credit facilities, or the entry into additional new debt financing arrangements or further issuance of equity securities, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least twelve months following the date these condensed consolidated financial statements are issued.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 13

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

As of March 31, 2026, the Company was in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of March 31, 2026 and December 31, 2025, the weighted-average interest rate under the Company’s other senior secured debt was 8.33% and 8.92%, respectively.

Revolving Credit Facility

The Company has a $15.0 million revolving credit facility with a three-year term expiring in July 2028. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of the Company’s assets. The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of March 31, 2026, the Company was in compliance with all covenants and no event of default had occurred.

Note 7. Warrant Liabilities

As of March 31, 2026, the Company had outstanding warrant liabilities consisting of 19.4 million public warrants and 2.4 million private placement warrants, with every 15 warrants being exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share.

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of March 31, 2026	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$150	$—	$—
Private placement warrant liabilities	$—	$—	$42

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 31, 2025	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$226	$—	$—
Private placement warrant liabilities	$—	$—	$135

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $(0.1) million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. These changes are recorded in Change in fair value of warrant liabilities in the condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Beginning balance	$135	$103
Change in fair value of private placement warrants included in net loss	(93)	67
Ending balance	$42	$170

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2026 and 2025.

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

January 2026 Registered Direct Offering

During January 2026, the Company issued and sold 10,000,000 shares (the “2026 Shares”) of its Class A common stock for $1.80 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses.

Sale Agreement

The Company has an active Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which the Company may offer and sell up to $100,000,000 of its Class A common stock from time to time in any manner deemed to be an “at the market” offering. The Company has no obligation to sell any shares under the Sale Agreement, but may do so from time to time. No shares were sold under the Sale Agreement during the three months ended March 31, 2026, and the Company had $69.7 million of remaining availability under the Sale Agreement as of March 31, 2026.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 Warrants

During July 2025, the Company issued warrants (“2025 Warrants”) to purchase up to 1,428,571 shares of its Class A common stock. The 2025 Warrants have an exercise price of $2.30 per share, became exercisable on January 26, 2026 and will expire on January 26, 2030. The 2025 Warrants are classified as equity securities based on the terms and conditions included in the agreements.

Other Warrants

In addition to the 2025 Warrants described above, the Company has outstanding public and private warrants to purchase shares of Class A common stock that do not meet the criteria for equity classification and are recognized as liabilities. Refer to Note 7. Warrant Liabilities for further details.

Shares Outstanding

As of March 31, 2026, the Company had 47,286,797 shares of Class A common stock issued and outstanding.

Preferred Stock

As of March 31, 2026, there were no shares of preferred stock issued and outstanding.

Dividends

The Company’s Class A common stock is entitled to dividends if and when any dividend is declared by the Company’s Board of Directors (the “Board”), subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of the Company’s business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Board and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Board may deem relevant.

Note 10. Stock-Based Awards

2021 Equity Incentive Plans

Incentive Award Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031. The overall share limit automatically increased by 2,042,056 shares on January 1, 2026, following which, there are 7,382,591 shares reserved for issuance under the 2021 Plan as of March 31, 2026.

As of March 31, 2026, the Company has outstanding restricted stock units (“RSUs”), other stock or cash-based awards, and stock options that have been granted under the 2021 Plan.

Employee Stock Purchase Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031. The overall share limit automatically increased by 135,798 shares on January 1, 2026, following which, there are 419,674 shares reserved for issuance under the ESPP as of March 31, 2026. No shares have been issued under the ESPP.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following summarizes RSU award activity during the three months ended March 31, 2026:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	4,757	$1.96
Granted	664	1.07
Vested and settled	(76)	1.90
Forfeited	(73)	1.38
Outstanding as of March 31, 2026	5,272	1.86

As of March 31, 2026, 0.3 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of the Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of March 31, 2026, the Company had $5.5 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 2.12 years. The fair value of RSUs that vested and settled during the three months ended March 31, 2026 and 2025 was $0.1 million and $1.5 million, respectively.

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the three months ended March 31, 2026.

As of March 31, 2026, the Company had $1.2 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 1.70 years.

Stock Options

The following summarizes stock option activity during the three months ended March 31, 2026:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	641	$11.30	1.61	$—
Granted	—	—
Exercised	—	—
Forfeited, canceled or expired	(74)	18.52
Outstanding as of March 31, 2026	567	10.35	1.51	—
Exercisable as of March 31, 2026	566	10.34	1.50	—
Vested and expected to vest as of March 31, 2026	567	10.35	1.51	—

As of March 31, 2026, the Company had less than $0.1 million of unrecognized stock-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 0.26 years. The fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was $0.1 million and $0.2 million, respectively.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Sales, marketing and operating	$161	$479
General and administrative	709	1,145
Technology and development	72	158
Stock-based compensation expense	$942	$1,782

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	March 31,	December 31,
($ in thousands)	2026	2025
Assets
Restricted cash	$485	$1,302
Accounts receivable	348	303
Real estate inventory	74,672	93,793
Prepaid expenses and other current assets	219	169
Property and equipment, net	5,590	5,611
Total assets	$81,314	$101,178
Liabilities
Accounts payable	$351	$398
Accrued and other current liabilities	417	526
Secured credit facilities and other debt, net	65,748	78,076
Total liabilities	$66,516	$79,000

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 18

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net loss	$(10,133)	$(15,057)
Denominator:
Weighted average common shares outstanding, basic	46,194	27,564
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock units (1)	—	—
Dilutive effect of 2025 Warrants	—	—
Weighted average common shares outstanding, diluted	46,194	27,564
Net loss per share, basic	$(0.22)	$(0.55)
Net loss per share, diluted	$(0.22)	$(0.55)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive stock options	617	816
Anti-dilutive restricted stock units (1)	3,856	742
Anti-dilutive 2025 Warrants	1,429	—
Anti-dilutive warrants	1,452	1,452
Anti-dilutive performance-based restricted stock units	—	72

(1) Due to the net loss during each of the three months ended March 31, 2026 and 2025, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of less than $0.1 million during each of the three months ended March 31, 2026 and 2025, and the Company’s effective tax rate was an expense of 0.2% for each of the respective periods. The Company’s effective tax rate during the three months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards. The valuation allowance recorded against the Company’s net deferred tax assets was $133.0 million as of March 31, 2026.

As of March 31, 2026, the Company continues to have a full valuation allowance recorded against its net deferred tax assets and will continue to evaluate its valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if the Company employs tax planning strategies in the future.

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

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. Related-Party Transactions

LL Credit Facilities

As of March 31, 2026, the Company has one senior secured credit facility and one mezzanine secured credit facility with affiliates of LL Capital Partners I, L.P. (“LL Capital”), a related party. Roberto Sella, who is a member of the Board and holds more than 5% of the Company’s Class A common stock, is the managing partner of LL Funds, LLC.

The following summarizes certain details related to these facilities, which are further described in Note 6. Credit Facilities and Other Debt:

	As of March 31, 2026		As of December 31, 2025
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facilities with a related party	$15,000	$384	$65,000	$628
Mezzanine secured credit facilities with a related party	$35,000	$2,204	$57,000	$2,006

Since March 2020, the Company has been party to a mezzanine loan and security agreement (the “LL Mezz Loan Agreement”), with LL Private Lending Fund II, L.P., which is an affiliate of LL Capital. Under the LL Mezz Loan Agreement, the Company may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $35.0 million.

Since October 2025, the Company has also been party to a senior loan and security agreement (the “2025 LL Senior Loan Agreement”) with LL Private Lending Fund II, L.P. Under the 2025 LL Senior Loan Agreement, the Company may borrow funds during the revolving/withdrawal period up to a maximum principal amount of $15.0 million.

From October 2016 through February 2026, the Company was party to a loan and security agreement (the “LL Funds Loan Agreement”), with LL Private Lending Fund, L.P. and LL Private Lending Fund II, L.P., both of which are affiliates of LL Capital. The LL Funds Loan Agreement was comprised of a senior secured credit facility and a mezzanine secured credit facility. During February 2026, the LL Funds Loan Agreement expired and was not renewed.

The Company paid interest for borrowings under the LL credit facilities of $0.1 million and $1.2 million during the three months ended March 31, 2026 and 2025, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of the Company’s Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, was the chief executive officer of First American through early April 2025. The Company uses First American’s services in the ordinary course of its home-buying and home-selling activities. The Company paid First American $0.1 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs Brian Bair’s brother and sister-in-law, Mr. Vaughn Bair and Ms. Katie Bullard, respectively. The following details the total compensation paid to Mr. Vaughn Bair and Ms. Katie Bullard during each of the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Mr. Vaughn Bair	$114	$209
Ms. Katie Bullard	78	50
Total compensation paid	$192	$259

Compensation for Mr. Vaughn Bair and Ms. Katie Bullard includes both base salary and annual performance-based cash incentives during the three months ended March 31, 2025. Compensation for Ms. Katie Bullard includes both base salary and annual performance-based cash incentives during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company did not grant any equity awards to Mr. Vaughn Bair and Ms. Katie Bullard. During the three months ended March 31, 2025, the Company granted 20,433 RSUs to Mr. Vaughn Bair and no equity awards were granted to Ms. Katie Bullard.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15. Commitments and Contingencies

Homes Purchase Commitments

As of March 31, 2026, the Company was under contract to purchase 122 homes for an aggregate purchase price of $36.2 million.

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad (the “Plaintiff”) filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. On June 30, 2025, Plaintiff filed a notice lifting the stay, which became effective immediately. In October 2025, the parties reached an agreement in principle to resolve the matter. The settlement remains subject to the execution of a definitive settlement agreement and court approval, neither of which is assured, and no hearing date for court approval has been set. The Company’s accrual associated with this matter as of March 31, 2026 reflects the terms of the agreement in principle to resolve the matter. Notwithstanding such agreement, in regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding remains uncertain at this point.

Note 16. Segment Reporting

The Company operates in the U.S. residential real estate industry and its operating segments have been determined based on the method by which its Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), evaluates performance and allocates resources. The Company has four operating segments, none of which have been aggregated, and two reportable segments. The following segment reporting presentation includes the Company’s Cash Offer and Renovate reportable segments and Other, which includes the Company’s two remaining operating segments, along with Offerpad corporate activities:

•
Cash Offer, in which customers can access the Company’s website or mobile application to receive a competitive cash offer for their home and quickly close without the major inconveniences associated with traditional real estate selling.
•
Renovate, in which the Company leverages its existing logistics, operations, technology and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize the Company’s renovations team to update their portfolio of homes for rent or to sell.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 21

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
Other, which includes:
o
Cash Offer Marketplace, including Direct+ partners, in which qualified homes are routed through a marketplace of third-party buyers, providing buyers with an opportunity to purchase homes within the Company’s funnel; and
o
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

No individual customer accounted for more than 10% of the Company’s consolidated revenue during the three months ended March 31, 2026 and 2025.

The following details segment financial information for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Revenue:
Cash Offer	$73,499	$153,833
Renovate	5,717	5,314
Other	859	1,551
Total revenue	80,075	160,698
Cost of revenue:
Cash Offer (1)	69,874	145,735
Renovate	4,536	4,240
Other	108	216
Total cost of revenue	74,518	150,191
Gross profit:
Cash Offer	3,625	8,098
Renovate	1,181	1,074
Other	751	1,335
Total gross profit	5,557	10,507
Operating expenses:
Sales, marketing and operating	7,574	13,828
General and administrative	6,127	7,196
Technology and development	886	1,020
Total operating expenses	14,587	22,044
Loss from operations	(9,030)	(11,537)
Other income (expense):
Change in fair value of warrant liabilities	169	(257)
Interest expense	(1,617)	(3,522)
Other income, net	361	296
Total other expense	(1,087)	(3,483)
Loss before income taxes	$(10,117)	$(15,020)

(1) Includes real estate inventory valuation adjustments of $0.4 million and $1.7 million during the respective periods.

The Company’s CODM is not provided with, and does not review, segment assets when evaluating performance and allocating resources to its operating segments. Accordingly, segment asset information has not been provided.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 22

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

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management of Offerpad (the “Company”) believes is relevant to an assessment and understanding of Offerpad’s consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited consolidated financial statements and accompanying notes included in Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026.

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

Overview

Our Business

We are a real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home. We combine proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. We provide cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners. Founded in 2015, we have transacted on homes representing approximately $12.3 billion of aggregate revenue through March 31, 2026.

We are headquartered in Tempe, Arizona and operate in over 1,800 cities and towns in 26 metropolitan markets across 17 states as of March 31, 2026.

Current Economic Conditions and Health of the U.S. Residential Real Estate Industry

Our business and operating results are impacted by the general economic conditions and the health of the U.S. residential real estate industry, particularly the single-family home resale market. Our Cash Offer solution, which is the foundation of our business and generates the substantial majority of our consolidated revenue, generally depends on a high volume of residential real estate transactions throughout the markets in which we operate. While we have expanded our real estate service solutions beyond our Cash Offer service over time, including through the offering of renovation services through our Renovate solution, together with a range of other services that are designed to meet the unique needs of sellers and partners across multiple transaction paths, transaction volumes in the U.S. residential real estate market continue to affect substantially all of the ways that we generate revenue.

During the first quarter of 2026, the residential real estate market conditions remained challenging as the ongoing housing affordability pressures, weakened consumer confidence and increased concerns associated with the macroeconomic and geopolitical environments continued to negatively impact consumer demand for residential real estate. While the average thirty-year fixed mortgage rate generally trended downward during the first two months of the year, falling to below 6% at the end of February 2026, the conflict in the Middle East during the later stages of the first quarter of 2026 caused the downward momentum in mortgage rates to reverse, with the average thirty-year fixed mortgage rate finishing the quarter at close to 6.5%.

The conflict in the Middle East raised an additional level of uncertainty for consumers, and the associated increase in mortgage interest rates, along with the impact of rising fuel prices on consumer budgets, has added to the ongoing housing affordability pressures that have persisted for an extended period of time. The cumulative impact of these conditions continues to cause uncertainty in the market and challenge consumer confidence, resulting in lower than normal real estate transaction volumes. We expect the uncertainty resulting from the Middle East conflict will continue to impact the macroeconomic and mortgage interest rate environments in the near term and may have additional long term effects, particularly if the conflict further escalates or intensifies, or is prolonged.

Our operating results during the first quarter of 2026 reflect these prevailing market conditions. We remained focused on selling through our aged real estate inventory during the first quarter, which had a negative impact on our average real estate inventory holding period and gross profit margin during the quarter. This activity, combined with our intentional reduction in home acquisition pace throughout 2025 as part of our effort to balance our real estate inventory levels to potentially optimize our return in the future, has resulted in a fewer number of homes in real estate inventory, which is also reflected in our operating results. Although our operating results were unfavorably impacted by these conditions and related strategies during the first quarter of 2026, our focus on cost reduction and operational efficiencies throughout the business continues to be

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 24

reflected in our lower cost structure, as we achieved year-over-year improvement in our net loss for the fifth consecutive quarter.

Given the current market conditions, we remain focused on growing our other real estate service solution offerings, and within our Cash Offer solution, proactively optimizing our capital allocation across our highest performing and most efficient markets along with using pricing adjustments and other incentives in an effort to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Further, the uncertainty regarding the near-term macroeconomic conditions has been amplified as a result of the conflict in the Middle East, making it increasingly difficult to predict the near-term direction of mortgage interest rates and consumer demand for residential real estate. We anticipate the ongoing economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the second quarter of 2026. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future, along with continuing to reduce our real estate inventory acquisition pace compared to our historical levels.

January 2026 Registered Direct Offering

We remain focused on strategically strengthening our presence within existing markets through our various real estate service solutions, expanding our operations and implementing our long-term strategic initiatives over time. In connection with these efforts and to strengthen our balance sheet, we entered into a securities purchase agreement in January 2026 with the purchasers named therein, providing for the issuance and sale by us of an aggregate of 10,000,000 shares (the “2026 Shares”) of our Class A common stock. The 2026 Shares were sold for a purchase price of $1.80 per share, for gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses.

New York Stock Exchange Listing Notices

On April 10, 2025, we received notice (the “April 2025 NYSE Notification”) from the NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million.

On July 16, 2025, the NYSE accepted our business plan advising the definitive action(s) we are taking or plan to take that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the April 2025 NYSE Notification (the “April 2025 Cure Period”). As a result, we are subject to quarterly monitoring for compliance with the business plan.

On March 3, 2026, we received notice (the “March 2026 NYSE Notification”) from the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period.

On March 5, 2026, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standards. We can regain compliance at any time within the six-month period following receipt of the March 2026 NYSE Notification (the “March 2026 Cure Period”) if on the last trading day of any calendar month during the March 2026 Cure Period we have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval no later than at our next annual meeting of stockholders, if necessary to cure the stock price non-compliance. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.

As described in our definitive proxy statement filed with the SEC on April 22, 2026, at our 2026 Annual Meeting of Stockholders, our stockholders will vote on a proposed amendment to our fourth restated certificate of incorporation to effect a reverse stock split of our Class A common stock at a ratio ranging from any whole number between 1-for-5 and 1-for-50, with the exact ratio within such range to be determined by the Board in its discretion if such proposal is approved by stockholders.

Neither the April 2025 NYSE Notification nor the March 2026 NYSE Notification has had any immediate impact on the listing of our Class A common stock. Further, our Class A common stock will continue to be listed and traded on the NYSE during the respective cure periods, subject to our compliance with the other continued listing standards of the NYSE, steps to cure our stock price deficiency, and continued periodic review by the NYSE of our progress with respect to the business plan.

Factors Affecting Our Performance

We believe our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed in Overview above, along with those discussed below.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 25

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

Expansion into New Markets

Since our launch in 2015, we have expanded our real estate operations into 26 metropolitan markets as of March 31, 2026. We have been strategic in our approach to growing our market footprint and have focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach in offering four complementary solutions that serve sellers and partners across multiple transaction paths, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through our various service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has historically enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we are currently offering renovation services in select markets in which we operate.

Although we have expanded into new markets over time, we have decelerated our market expansion plans in more recent years given the uncertain economic outlook and challenging residential real estate market conditions. We intend to continue evaluating expansion plans on an ongoing basis in order to maintain our flexibility in assessing the overall timing of our expansion plan and appropriate market entry points in the future.

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

Through our Renovate services, we are able to leverage our existing logistics, operations, technology, and skill-sets to provide renovation services to other businesses, allowing other companies and homeowners to utilize our renovations team to update their portfolio of homes for rent or to sell. When providing these third-party renovation services, we receive a renovation project fee, and are also typically compensated with a service fee that is based on a percentage of the overall renovation project fee.

Cash Offer Marketplace

Our Cash Offer Marketplace, which includes Direct+ partners, provides third-party buyers with an opportunity to purchase homes within our funnel. Qualified homes are routed through a marketplace of third-party buyers, which is intended to increase overall conversion while preserving speed and certainty for sellers. These transactions can take several forms, including assigning the original purchase contract to the end buyer and collecting a fee at closing.

The Cash Offer Marketplace expands buyer demand beyond our balance sheet and generates additional fee-based revenue.

Brokerage Services

Our Brokerage Services solution provides sellers with different agent-led pathways to sell their home, including HomePro, which pairs experienced local agents with our platform, data, and customer flow for guided, in-person solutions, and Agent Partnership Program, which provides an opportunity for third-party agents to present our cash offer as a potential solution for their customers. Our Brokerage Services are designed to enable customers to utilize our services in a way that best suits their home-selling situation and increase in-home seller engagement, while also serving as a valuable resource for real estate agents.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 26

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

Unit Economics

We view Contribution Margin and Contribution Margin after Interest (see “—Non-GAAP Financial Measures”) as key performance indicators for unit economic performance, which are currently driven primarily by our Cash Offer transactions. We also use total real estate transactions as an operating metric to assess the scale and reach of our solutions platform across Cash Offer, Cash Offer Marketplace, and Brokerage Services. As we continue to expand our multi-solution platform, we expect future financial performance improvements to be driven by both growth in transaction volume across these solutions and expansion of unit-level margins, through initiatives such as:

•
Continued optimization of acquisition, renovation, and resale processes and strategies, including our underwriting processes, as we increase our market penetration in existing markets;
•
Effectively growing and expanding our solutions platform, including Cash Offer, Cash Offer Marketplace, and Brokerage Services, while optimizing customer and agent community engagement and increasing conversion across transaction pathways; and
•
Introducing and scaling additional ancillary products and services to complement our core Cash Offer solution, over the long term.

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

Real Estate Inventory Financing

Our business model requires significant capital to purchase real estate inventory. Real estate inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which primarily consist of senior and mezzanine secured credit facilities, to finance our home purchases. Though we may from time to time adjust the composition of our credit facilities to correspond with our anticipated financing requirements, which may include reducing our available capacity under such credit facilities, or realigning the credit facility provider mix, the loss of adequate access to these types of facilities, or the inability to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

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

Risk Management

While we have expanded our real estate service solutions beyond our Cash Offer service over time, a significant portion of our business model continues to be based upon acquiring homes at a price which will allow us to provide a competitive offer to the

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 27

consumer, while being able to add value through the renovation process, and relisting the home so that it sells at a profit and in a relatively short period of time.

Since inception, we have invested in real estate technology platforms, supported by a growing base of proprietary transaction-level data. This data foundation underpins an AI-driven operating model designed to improve acquisition accuracy, customer engagement, and capital efficiency across the transaction lifecycle.

During the first quarter of 2026, we deployed the first iteration of SCOUT, our AI-powered homeowner intake and routing platform, across all markets. SCOUT integrates seller inputs with third-party data, public records, and proprietary data to inform acquisition and routing decisions prior to a cash offer or other solution being presented to the seller.

We also launched the initial version of HENRY, our portfolio intelligence platform, in its core monitoring capacity during the first quarter of 2026. HENRY is designed to evaluate properties within the context of portfolio performance by integrating market data, renovation outcomes, and capital criteria into a unified system, supporting pricing, acquisition, and asset management decisions. We have implemented AI-driven inspection and renovation estimation tools as part of the HENRY platform, and additional capabilities are under development to support broader lifecycle decision-making.

We believe the recent implementation of our portfolio intelligence platform, combined with the extensive real estate experience of our internal teams, will allow us to better assess and more quickly adjust to changes in the local housing market conditions, allowing us to manage and mitigate our risk exposure more effectively.

Due to the uncertainty in the residential real estate market and the broader housing affordability pressures that have persisted for an extended period of time, we remained focused on selling through our aged real estate inventory during the first quarter of 2026, with our average holding period of homes sold finishing the quarter at approximately 195 days. This average holding period, which is higher than our historical norms, was also impacted by the normal seasonal increase that occurs in the fall and winter months.

Given our focus on effectively managing and mitigating our risk exposure, we intend to continue balancing our home acquisition pace and managing our real estate inventory levels in response to the prevailing residential real estate market conditions. Based on our current expectations, we anticipate our average real estate inventory holding period will decline in the second quarter of 2026 as we continue to sell through our aged real estate inventory and our overall real estate inventory mix shifts and includes a higher composition of newly acquired homes.

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

Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins)

To provide investors with additional information regarding our margins, we have included Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins), which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest are useful financial measures for investors as they are used by management in evaluating unit level economics and operating performance across our markets. Each of these measures is intended to present the economics related to the number of homes sold or other real estate transactions during a given period. We do so by including revenue generated from our Cash Offer, Cash Offer Marketplace, and Brokerage Services solutions in the period and only the expenses that are directly attributable to these transactions, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in real estate inventory as of the end of the period presented. Contribution Profit provides investors a measure to assess Offerpad’s ability to generate returns during a reporting period after considering home acquisition costs, renovation and repair costs, and adjusting for holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including interest costs (including senior and mezzanine secured credit facilities and other senior secured debt) attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on our homes sold and other real estate transactions after considering the costs directly related to such transactions in a presented period.

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

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 28

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

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 29

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages, homes sold, and real estate transactions, unaudited)	2026	2025
Gross profit (GAAP)	$5,557	$10,507
Gross margin	6.9%	6.5%
Homes sold	211	460
Gross profit per home sold	$26.3	$22.8
Total real estate transactions (1)	263	519
Gross profit per real estate transaction	$21.1	$20.2
Adjustments:
Real estate inventory valuation adjustment - current period (2)	414	1,743
Real estate inventory valuation adjustment - prior period (3)	(755)	(2,211)
Interest expense capitalized (4)	724	1,422
Adjusted gross profit	$5,940	$11,461
Adjusted gross margin	7.4%	7.1%
Adjustments:
Direct selling costs (5)	(1,937)	(4,388)
Holding costs on sales - current period (6)(7)	(390)	(535)
Holding costs on sales - prior period (6)(8)	(389)	(690)
Other income, net (9)	361	296
Contribution profit	$3,585	$6,144
Contribution margin	4.5%	3.8%
Homes sold	211	460
Contribution profit per home sold	$17.0	$13.4
Total real estate transactions (1)	263	519
Contribution profit per real estate transaction	$13.6	$11.8
Adjustments:
Interest expense capitalized (4)	(724)	(1,422)
Interest expense on homes sold - current period (10)	(283)	(1,617)
Interest expense on homes sold - prior period (11)	(1,138)	(2,883)
Contribution profit after interest	$1,440	$222
Contribution margin after interest	1.8%	0.1%
Homes sold	211	460
Contribution profit after interest per home sold	$6.8	$0.5
Total real estate transactions (1)	263	519
Contribution profit after interest per real estate transaction	$5.5	$0.4
(1)
Total real estate transactions represents the total number of closed real estate transactions including Cash Offer homes sold, Cash Offer Marketplace transactions, and listings closed under our Brokerage Services solutions.
(2)
Real estate inventory valuation adjustment – current period is the real estate inventory valuation adjustments recorded during the period presented associated with homes that remain in real estate inventory at period end
(3)
Real estate inventory valuation adjustment – prior period is the real estate inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(4)
Interest expense capitalized represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.
(5)
Direct selling costs represents selling costs incurred related to homes sold in the period presented. This primarily includes broker commissions and title and escrow closing fees.
(6)
Holding costs primarily include insurance, utilities, homeowners association dues, property taxes, cleaning, and maintenance costs.
(7)
Represents holding costs incurred on homes sold in the period presented and expensed to Sales, marketing, and operating on the Condensed Consolidated Statements of Operations.
(8)
Represents holding costs incurred in prior periods on homes sold in the period presented and expensed to Sales, marketing, and operating on the Condensed Consolidated Statements of Operations.
(9)
Other income, net principally represents interest income earned on our cash and cash equivalents.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 30

(10)
Represents interest expense under our senior and mezzanine secured credit facilities and other senior secured debt incurred on homes sold in the period presented and expensed to interest expense on the Condensed Consolidated Statements of Operations.
(11)
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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages, unaudited)	2026	2025
Net loss (GAAP)	$(10,133)	$(15,057)
Change in fair value of warrant liabilities	(169)	257
Adjusted net loss	$(10,302)	$(14,800)
Adjusted net loss margin	(12.9)%	(9.2)%
Adjustments:
Interest expense	1,617	3,522
Amortization of capitalized interest (1)	724	1,422
Income tax expense	16	37
Depreciation and amortization	287	206
Amortization of stock-based compensation	942	1,782
Adjusted EBITDA	$(6,716)	$(7,831)
Adjusted EBITDA margin	(8.4)%	(4.9)%
(1)
Amortization of capitalized interest represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 31

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Cash Offer	$73,499	$153,833	$(80,334)	(52.2)%
Renovate	5,717	5,314	403	7.6%
Other	859	1,551	(692)	(44.6)%
Total revenue	80,075	160,698	(80,623)	(50.2)%
Cost of revenue:
Cash Offer	69,874	145,735	(75,861)	(52.1)%
Renovate	4,536	4,240	296	7.0%
Other	108	216	(108)	(50.0)%
Total cost of revenue	74,518	150,191	(75,673)	(50.4)%
Gross profit:
Cash Offer	3,625	8,098	(4,473)	(55.2)%
Renovate	1,181	1,074	107	10.0%
Other	751	1,335	(584)	(43.7)%
Total gross profit	5,557	10,507	(4,950)	(47.1)%
Operating expenses:
Sales, marketing and operating	7,574	13,828	(6,254)	(45.2)%
General and administrative	6,127	7,196	(1,069)	(14.9)%
Technology and development	886	1,020	(134)	(13.1)%
Total operating expenses	14,587	22,044	(7,457)	(33.8)%
Loss from operations	(9,030)	(11,537)	2,507	(21.7)%
Other income (expense):
Change in fair value of warrant liabilities	169	(257)	426	(165.8)%
Interest expense	(1,617)	(3,522)	1,905	(54.1)%
Other income, net	361	296	65	22.0%
Total other expense	(1,087)	(3,483)	2,396	(68.8)%
Loss before income taxes	(10,117)	(15,020)	4,903	(32.6)%
Income tax expense	(16)	(37)	21	(56.8)%
Net loss	$(10,133)	$(15,057)	$4,924	(32.7)%

Revenue

Our consolidated revenue decreased by $80.6 million, or 50.2%, to $80.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cash Offer revenue decreased by $80.3 million, or 52.2%, to $73.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to lower sales volumes. We sold 211 homes during the three months ended March 31, 2026 compared to 460 homes during the three months ended March 31, 2025, representing a decrease of 54.1%. This decrease in homes sold was primarily due to the continued challenging residential real estate market conditions and our associated intentional reduction in home acquisition pace during 2025 as part of our effort to balance our real estate inventory levels to potentially optimize our return in the future, resulting in a fewer number of homes in real estate inventory.

This decrease in homes sold was partially offset by an increase in the average resale home price from $340,000 in the three months ended March 31, 2025 to $356,000 in the three months ended March 31, 2026. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Renovate revenue increased by $0.4 million, or 7.6%, to $5.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily attributable to higher renovation volumes. We completed 403 renovation projects during the three months ended March 31, 2026 compared to 209 renovation projects during the three months ended March 31, 2025, representing an increase of 92.8%. The increase in revenue was partially offset by a decrease in

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 32

the average renovation transaction value from $25,400 per home during the three months ended March 31, 2025 to $14,200 per home during the three months ended March 31, 2026.

Other revenue, which includes revenue generated by our Cash Offer Marketplace and Brokerage Services solutions, decreased by $0.7 million, or 44.6%, to $0.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in revenue is primarily due to the transition from our historical listing service offering as we shifted our focus to agent-led pathways in our Brokerage Services solution, which includes HomePro and Agent Partnership Program.

Cost of Revenue

Our consolidated cost of revenue decreased by $75.7 million, or 50.4%, to $74.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cash Offer cost of revenue decreased by $75.9 million, or 52.1%, to $69.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily attributable to lower sales volumes and a $1.3 million decrease in the real estate inventory valuation adjustment.

Renovate cost of revenue increased by $0.3 million, or 7.0%, to $4.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily attributable to higher renovation volumes, which was partially offset by a lower average renovation transaction cost per home, from $20,300 per home during the three months ended March 31, 2025 to $11,300 per home during the three months ended March 31, 2026.

Other cost of revenue decreased by $0.1 million, or 50.0%, to $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily driven by lower volumes associated with our historical listing service offering as we transitioned our focus to agent-led pathways in our Brokerage Services solution, which generate higher margin profiles.

Gross Profit

Our consolidated gross profit margin was 6.9% for the three months ended March 31, 2026 compared to 6.5% for the three months ended March 31, 2025.

Cash Offer gross profit margin was 4.9% for the three months ended March 31, 2026 compared to 5.3% for the three months ended March 31, 2025. The decrease in gross profit margin was primarily due to a higher average real estate inventory holding period during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in gross profit margin was partially offset by a decrease in the real estate inventory valuation adjustment, from $1.7 million during the three months ended March 31, 2025 to $0.4 million during the three months ended March 31, 2026.

Renovate gross profit margin was 20.7% for the three months ended March 31, 2026 compared to 20.2% for the three months ended March 31, 2025. The increase in gross profit margin was primarily due to a shift in the mix of our renovation projects and the associated project and service fees.

Other gross profit margin was 87.4% for the three months ended March 31, 2026 compared to 86.1% for the three months ended March 31, 2025. This slight increase in gross profit margin was primarily due to a shift in the product mix of the solution offerings included in Other. Our Cash Offer Marketplace offering, which includes Direct+ partners, generally has one of the higher margin profiles of the offerings included within Other, and represented a larger component of Other gross profit during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $6.3 million, or 45.2%, to $7.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in expense was primarily attributable to a decrease in variable costs associated with the decrease in homes sold, decreased average employee headcount, and a $1.1 million decrease in advertising expense as we continue to reposition and optimize our marketing efforts in response to the ongoing challenging residential real estate market conditions.

General and Administrative

General and administrative expense decreased by $1.1 million, or 14.9%, to $6.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in expense was primarily attributable to decreased average employee headcount and a decrease in lender fees in connection with reduced borrowings on our credit facilities, which was partially offset by increased fees associated with legal and other professional obligations.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 33

Technology and Development

Technology and development expense decreased by $0.1 million, or 13.1%, to $0.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in expense was primarily attributable to lower software subscription and third-party consulting fees.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents a gain of $0.2 million for the three months ended March 31, 2026 and a loss of $0.3 million for the three months ended March 31, 2025, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $1.9 million, or 54.1%, to $1.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a $137.5 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $224.6 million during the three months ended March 31, 2025 to $87.1 million during the three months ended March 31, 2026. The decrease in expense was also due to a 0.4% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt. These decreases were partially offset by interest expense associated with our revolving credit facility which was entered into during July 2025.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the three months ended March 31, 2026 and 2025. Other income, net also includes losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of less than $0.1 million during each of the three months ended March 31, 2026 and 2025, and our effective tax rate was an expense of 0.2% during both periods. Our effective tax rate during the three months ended March 31, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had cash and cash equivalents of $40.8 million, which consists of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three months ended March 31, 2026, and may incur additional losses in the future. Since our launch in 2015, we have invested significantly in the development and expansion of our operations. These investments include a continual improvement to our software and technology platform, including more recently, the development of our AI-driven operating architecture, along with improvements in our infrastructure. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of other real estate service solutions.

While we remain focused on strategically strengthening our presence within existing markets through our various real estate service solutions, we expect our working capital requirements will continue to increase over the long term as we seek to expand our operations and implement our long-term strategic initiatives over time.

In connection with our efforts to expand our operations, strengthen our balance sheet and support our working capital requirements, we have executed the following transactions in recent periods:

•
January 2026 Registered Direct Offering – During January 2026, we issued and sold 10,000,000 shares (the “2026 Shares”) of our Class A common stock for $1.80 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses.
•
Sale Agreement – We have an active Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which we may offer and sell up to $100,000,000 of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. We have no obligation to sell any shares under the Sale Agreement, but we may do so from time to time. No shares were sold under the Sale Agreement during the three months ended March 31, 2026, and we had $69.7 million of remaining availability under the Sale Agreement as of March 31, 2026.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 34

While we have a history of operating losses, we believe our existing cash on hand, proceeds from the resale of homes, fees and commissions earned from our other real estate service solutions, and cash from future borrowings available under each of our existing credit facilities, or the entry into additional new debt financing arrangements or further issuances of equity securities, will be sufficient to meet our short-term working capital and capital expenditure requirements for at least the next twelve months. However, our ability to fund our working capital and capital expenditure requirements depends on the residential real estate market conditions in the markets in which we operate and in the U.S. in general, and various other general economic, financial, competitive, legislative, regulatory, geopolitical and other conditions that may be beyond our control. The uncertain economic outlook and challenging residential real estate market conditions have impacted, and may continue to impact, our business negatively. Based on these and other current market conditions, as described above, we may continue to seek additional financing. Volatility in the credit markets, rising interest rates and weakened consumer demand for residential real estate may have an adverse effect on our ability to obtain additional debt financing, on favorable terms or at all. If we are not able to obtain necessary capital to meet our business objectives, we may need to further stall, moderate or decelerate our expansion activities, which may include various restructuring alternatives and options, including more significant cost reductions, product and operational changes focused on reductions in working capital requirements, including pausing or reducing real estate inventory acquisitions, and other actions to enhance the preservation of cash. If we are able to raise additional funds through further issuances of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our financing activities primarily include borrowings under our secured credit facilities and other debt, revolving credit facility and new issuances of equity. Historically, we have required access to external financing resources in order to grow market share in existing markets, expand opportunistically into new markets and launch new real estate solution offerings, and we expect this to continue in the future over the long term. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

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

Given the general economic conditions and health of the U.S. residential real estate industry in recent periods, we have increased our focus on growing our other real estate service solutions, which require lower levels of capital investment as compared to our Cash Offer solution. Additionally, we have reduced our home acquisition pace compared to our historical levels as part of our effort to balance our real estate inventory levels to potentially optimize our return, resulting in a fewer number of homes in real estate inventory. Given that we anticipate lower cash requirements as a result of these strategic changes, we have adjusted the composition of our credit facilities in recent periods to better align with our anticipated financing requirements, which has included reducing the borrowing capacities available under certain credit facilities, along with not renewing certain credit facilities upon their expiration. The amount of our reduction in borrowing availability also represents debt capacity under our secured credit facilities that we had not historically utilized or relied upon in full. These changes in our credit facilities have also decreased the fees associated with the credit facilities, a trend we expect to persist in the future as the composition of our product mix shifts and our Renovate solution and the solution offerings included in Other continue to increase.

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$23,730	6.47%	December 2025	June 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Senior financial institution 3	—	150,000	150,000	—	—	January 2026	April 2026
Related party facility 2	7,500	7,500	15,000	384	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	3,103	9.47%	September 2026	March 2027
Senior financial institution 5	—	75,000	75,000	28,619	8.71%	August 2027	August 2027
Senior secured credit facilities	$32,500	$657,500	$690,000	$55,836

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 35

As of March 31, 2026, we had multiple senior secured credit facilities, including one with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As described below, during April 2026, we amended our senior secured credit facility with financial institution 1, which among other things, extended the final maturity date of the facility to August 2026. Additionally, as described below we amended our senior secured credit facility with financial institution 5, which among other things, reduced the interest rate for borrowings under the facility. Lastly, our senior secured credit facility with financial institution 3 expired and was not renewed.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we use mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of March 31, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$2,204	13.00%	June 2026	December 2026
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine financial institution 2	—	40,000	40,000	—	—	January 2026	April 2026
Mezzanine secured credit facilities	$—	$120,000	$120,000	$2,204

As of March 31, 2026, we had multiple mezzanine secured credit facilities, including one with a related party. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee and fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During April 2026, our mezzanine secured credit facility with financial institution 2 expired and was not renewed. Additionally, in connection with the amendment to our senior secured credit facility with financial institution 1, as described above, the final maturity date for our mezzanine secured credit facility with a related party was automatically extended to February 2027.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

Our secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require compliance with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth).

As of March 31, 2026, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of March 31, 2026 and December 31, 2025, the weighted-average interest rate under our other senior secured debt was 8.33% and 8.92%, respectively.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 36

Revolving Credit Facility

We have a $15.0 million revolving credit facility with a three-year term expiring in July 2028. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of our assets. The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of March 31, 2026, we had $14.7 million in outstanding borrowings under the revolving credit facility, net of debt financing costs, and we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash provided by (used in) operating activities	$9,046	$(10,176)
Net cash used in investing activities	(2)	(994)
Net cash provided by (used in) financing activities	4,419	(26,773)
Net change in cash, cash equivalents and restricted cash	$13,463	$(37,943)

Operating Activities

Net cash provided by (used in) operating activities was $9.0 million and ($10.2) million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, net cash provided by operating activities primarily resulted from an $18.7 million decrease in real estate inventory due to our continued focus on selling through our aged real estate inventory and our intentional reduction in home acquisition pace over the past year, resulting in a fewer number of homes in real estate inventory. Net cash provided by operating activities during the three months ended March 31, 2026 was also impacted by the $10.1 million net loss during the period, which included $0.9 million of non-cash stock-based compensation expense and a $0.4 million non-cash real estate inventory valuation adjustment.

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

Investing Activities

Net cash used in investing activities was less than $0.1 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively, and principally represents purchases of property and equipment in both periods.

Financing Activities

Net cash provided by (used in) financing activities was $4.4 million and ($26.8) million during the three months ended March 31, 2026 and 2025, respectively. Net cash provided by financing activities during the three months ended March 31, 2026 primarily consisted of $18.0 million of gross proceeds from the sale of the 2026 Shares. This was partially offset by a net decrease in secured credit facility and other debt funding of $12.4 million, resulting from $58.3 million of repayments and $45.9 million of borrowings during the quarter. The net decrease in secured credit facility and other debt funding was primarily related to the decrease in financed real estate inventory during the period.

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

Other than as described above under “Liquidity and Capital Resources,” there have been no material changes in our material cash requirements and other obligations since December 31, 2025.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 37

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s exposure to market risk since December 31, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and its principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 38

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of its business, including, without limitation, assertions by third parties relating to intellectual property infringement, breaches of contract or warranties or employment-related matters. The Company is not currently a party to any actions, claims, suits or other legal proceedings arising in the ordinary course of its business, the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, financial condition, results of operations and cash flows.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, its financial condition, results of operations or cash flows for that reporting period could be adversely impacted, perhaps materially.

Refer to Note 15. Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding pending litigation that falls outside the scope of ordinary and routine litigation incidental to its business.

Item 1A. Risk Factors.

The Company’s risk factors are described in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the Company’s risk factors since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

The Company did not repurchase shares of its Class A common stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On April 24, 2026, OP SPE Borrower Parent, LLC (“SPE”), as parent borrower, OP SPE PHX1, LLC (“PHX1”), as borrower, and OP SPE TPA1, LLC (“TPA1”), as borrower, each an indirect wholly owned subsidiary of the Company, entered into Amendment Number Eight to the Third Amended and Restated Master Loan and Security Agreement, dated as of April 24, 2026 (the “Eighth Amendment”), with Citibank, N.A., as lender, which amends that certain Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among SPE, PHX1, TPA1, Citibank, N.A., as lender, and Wells Fargo, N.A., as calculation agent and paying agent. The Eighth Amendment, among other things, extends the final maturity date from June 26, 2026 to August 25, 2026.

Also on April 24, 2026, OP SPE Summit, LLC, a wholly owned subsidiary of the Company, as borrower, entered into the Second Amendment to Amended and Restated Revolving Loan Agreement (the “Second Amendment” and, collectively with the Eighth Amendment, the “Amendments”), with WHGG II Trust, as lender, which amends that certain Amended and Restated Revolving Loan Agreement by and between OP SPE Summit, LLC and WHGG II Trust dated August 27, 2025. The Second Amendment, among other things, reduced the interest rate for borrowings under the facility.

The foregoing does not purport to be a complete description of the terms of each of the Amendments and such description is qualified in its entirety by reference to the Amendments, respectively, copies of which are filed as Exhibits 10.2 and 10.3 hereto and are incorporated herein by reference.

(b) None.

(c) During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 39

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Fourth Restated Certificate of Incorporation, dated June 13, 2023	8-K	001-39641	3.1	6/13/23
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/13/23
10.1	Form of Securities Purchase Agreement	8-K	001-39641	10.1	1/13/26
10.2*	Second Amendment to Amended and Restated Revolving Loan Agreement, dated April 24, 2026, among OP SPE Summit, LLC and WHGG II Trust
10.3*

Amendment Number Eight, dated April 24,2026, to Third Amended and Restated Master Loan and Security Agreement, dated as of June 7,2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC and OP SPE TPA1, LLC

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

* Filed herewith.

** Furnished herewith.

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: April 30, 2026	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | First Quarter 2026 Form 10-Q | 41