Form 10-Q
period 2026-06-30
Offerpad Solutions Inc.
filed 2026-08-03
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 4,832,749 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “potentially,” “may,” “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition pace, volume and strategy, mortgage rates, cash requirements, further equity issuances, financing plans and borrowing capacity, our intended use of net proceeds from our issuances of equity securities and debt financing arrangements, our prospects, optimized returns, potential growth or expansion evaluations, strategies, including without limitation, regarding product and service offerings and their expected impacts, expected capabilities of our AI-driven portfolio intelligence platform, expected adjustments to credit facility composition and evaluation of new potential debt arrangements, including impact on acquisition pace, ongoing collaborations, compliance with applicable laws, regulations and New York Stock Exchange (“NYSE”) continued listing rules, consideration of alternatives to cure any NYSE continued listing requirement deficiencies, macroeconomic trends, including due to conflict in the Middle East, potential tariffs or retaliations against such tariffs, geopolitical concerns, implications due to an “ownership change” under Section 382 of the Internal Revenue Code, including limitations on our ability to use net operating losses to offset future income tax liability, and the markets in which Offerpad operates.

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
•
the ability of our AI-powered intelligence platforms, including, without limitation, to manage and mitigate risk exposure; and
•
our ability to use net operating loss carryforwards and other tax attributes has been impacted by an ownership change and may in the future be limited in connection with other ownership changes.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		June 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2026	2025
ASSETS
Current assets:
Cash and cash equivalents		$33,118	$26,543
Restricted cash		1,741	1,627
Accounts receivable		6,132	7,938
Real estate inventory		94,226	93,793
Prepaid expenses and other current assets		2,919	1,792
Total current assets		138,136	131,693
Property and equipment, net		14,074	14,673
Other non-current assets		8,079	8,405
TOTAL ASSETS	(1)	$160,289	$154,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$2,881	$1,667
Accrued and other current liabilities		7,580	8,698
Secured credit facilities and other debt, net		82,306	75,494
Secured credit facilities with a related party, net		2,866	2,582
Warrant liabilities		69	361
Total current liabilities		95,702	88,802
Revolving credit facility, net		14,718	14,650
Other long-term liabilities		12,563	13,100
Total liabilities	(2)	122,983	116,552
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 4,832 and 3,721 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		—	—
Additional paid-in capital		563,157	544,649
Accumulated deficit		(525,851)	(506,430)
Total stockholders’ equity		37,306	38,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$160,289	$154,771

________________

(1)
Consolidated assets as of June 30, 2026 and December 31, 2025 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $1,416 and $1,302; Accounts receivable, $154 and $303; Real estate inventory, $94,226 and $93,793; Prepaid expenses and other current assets, $268 and $169; Property and equipment, net, $5,585 and $5,611; Total assets of $101,649 and $101,178, respectively.
(2)
Consolidated liabilities as of June 30, 2026 and December 31, 2025 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $834 and $398; Accrued and other current liabilities, $409 and $526; Secured credit facilities and other debt, net, $85,172 and $78,076; Total liabilities, $86,415 and $79,000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data) (Unaudited)	2026	2025	2026	2025
Revenue	$77,653	$160,315	$157,728	$321,013
Cost of revenue	70,536	146,126	145,054	296,317
Gross profit	7,117	14,189	12,674	24,696
Operating expenses:
Sales, marketing and operating	7,622	13,188	15,196	27,016
General and administrative	6,780	7,796	12,907	14,992
Technology and development	954	986	1,840	2,006
Total operating expenses	15,356	21,970	29,943	44,014
Loss from operations	(8,239)	(7,781)	(17,269)	(19,318)
Other income (expense):
Change in fair value of warrant liabilities	123	329	292	72
Interest expense	(1,387)	(3,665)	(3,004)	(7,187)
Other income, net	231	244	592	540
Total other expense	(1,033)	(3,092)	(2,120)	(6,575)
Loss before income taxes	(9,272)	(10,873)	(19,389)	(25,893)
Income tax expense	(16)	(30)	(32)	(67)
Net loss	$(9,288)	$(10,903)	$(19,421)	$(25,960)
Net loss per share, basic	$(1.94)	$(3.93)	$(4.13)	$(9.38)
Net loss per share, diluted	$(1.94)	$(3.93)	$(4.13)	$(9.38)
Weighted average common shares outstanding, basic	4,795	2,777	4,708	2,767
Weighted average common shares outstanding, diluted	4,795	2,777	4,708	2,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2026	4,729	$—	$562,404	$(516,563)	$45,841
Issuance of common stock upon vesting of restricted stock units	103	—	(259)	—	(259)
Stock-based compensation expense	—	—	1,012	—	1,012
Net loss	—	—	—	(9,288)	(9,288)
Balance at June 30, 2026	4,832	$—	$563,157	$(525,851)	$37,306

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	2,754	$—	$509,321	$(475,103)	$34,218
Issuance of common stock upon vesting of restricted stock units	17	—	(37)	—	(37)
Stock-based compensation expense	—	—	1,257	—	1,257
Net loss	—	—	—	(10,903)	(10,903)
Balance at June 30, 2025	2,771	$—	$510,541	$(486,006)	$24,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	3,721	$—	$544,649	$(506,430)	$38,219
Issuance of common stock upon vesting of restricted stock units	111	—	(259)	—	(259)
Issuance of common stock from January 2026 Offering, net	1,000	—	16,813	—	16,813
Stock-based compensation expense	—	—	1,954	—	1,954
Net loss	—	—	—	(19,421)	(19,421)
Balance at June 30, 2026	4,832	$—	$563,157	$(525,851)	$37,306

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	2,738	$—	$507,699	$(460,046)	$47,653
Issuance of common stock upon vesting of restricted stock units	33	—	(197)	—	(197)
Stock-based compensation expense	—	—	3,039	—	3,039
Net loss	—	—	—	(25,960)	(25,960)
Balance at June 30, 2025	2,771	$—	$510,541	$(486,006)	$24,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
($ in thousands) (Unaudited)	2026	2025
Cash flows from operating activities:
Net loss	$(19,421)	$(25,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	572	459
Amortization of debt financing costs	197	618
Real estate inventory valuation adjustment	661	2,795
Stock-based compensation	1,954	3,039
Change in fair value of warrant liabilities	(292)	(72)
Loss on disposal of property and equipment	51	75
Changes in operating assets and liabilities:
Accounts receivable	1,806	(3,695)
Real estate inventory	(1,094)	(1,358)
Prepaid expenses and other assets	(801)	990
Accounts payable	1,214	(625)
Accrued and other liabilities	(1,655)	88
Net cash used in operating activities	(16,808)	(23,646)
Cash flows from investing activities:
Purchases of property and equipment	(53)	(1,079)
Proceeds from sale of property and equipment	29	—
Net cash used in investing activities	(24)	(1,079)
Cash flows from financing activities:
Borrowings from secured credit facilities and other debt	122,037	310,946
Repayments of secured credit facilities and other debt	(115,024)	(332,904)
Payment of debt financing costs	(46)	—
Proceeds from January 2026 Offering	18,000	—
Issuance costs of January 2026 Offering	(1,187)	—
Payments for taxes related to stock-based awards	(259)	(197)
Net cash provided by (used in) financing activities	23,521	(22,155)
Net change in cash, cash equivalents and restricted cash	6,689	(46,880)
Cash, cash equivalents and restricted cash, beginning of period	28,170	73,626
Cash, cash equivalents and restricted cash, end of period	$34,859	$26,746
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$33,118	$22,650
Restricted cash	1,741	4,096
Total cash, cash equivalents and restricted cash	$34,859	$26,746
Supplemental disclosure of cash flow information:
Cash payments for interest	$3,712	$9,091
Cash payments (refunds) for taxes, net	$107	$(89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 8

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

The Company is headquartered in Tempe, Arizona and operates in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of June 30, 2026.

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

Reverse Stock Split

On June 3, 2026, at the Company’s 2026 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved a reverse stock split of the Company’s Class A common stock, par value $0.0001 per share at a ratio ranging from any whole number between 1-for-5 and 1-for-50, as determined by the Company’s Board of Directors (the “Board”) in its discretion. Following the Annual Meeting, the Board approved a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s Class A common stock. On June 8, 2026, the Company filed a certificate of amendment to its Fourth Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and the Company’s Class A common stock began trading on a split-adjusted basis at market open on June 9, 2026 under the existing symbol “OPAD”.

As a result of the Reverse Stock Split, every 10 shares of the Company’s Class A common stock issued and outstanding at 5:00pm Eastern Time on June 8, 2026 (the “Effective Time”) were automatically converted into one share of Class A common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder received a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of Class A common stock (as adjusted for the Reverse Stock Split) on NYSE on June 8, 2026, the last trading day immediately preceding the Effective Time.

Further, proportionate adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company’s equity incentive plans and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. The Reverse Stock Split did not affect the number of authorized shares of Class A common stock or the par value of the Class A common stock. Additionally, under the terms of the Company’s applicable warrant agreements for the Company’s public warrants and private placement warrants, the number of shares of Class A common stock issuable on exercise of each warrant has been proportionately decreased, the warrant purchase price has been equitably adjusted (to the nearest cent) with respect to the Company’s public warrants, and the exercise price with respect to the Company’s private placement warrants has been proportionately increased. The terms of the Company’s outstanding warrants do not permit issuance of fractional shares upon exercise of such warrants. Instead, the number of shares issuable will be rounded down upon exercise of the public warrants and will be rounded up upon exercise of the private placement warrants.

All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 9

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

For individual homes or portfolios of homes under contract to sell as of the real estate inventory valuation assessment date, if the carrying value exceeds the contract price less expected selling costs, the carrying value of these homes is adjusted to net realizable value, which is determined using the contract price less expected selling costs. For all other homes, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes is adjusted to net realizable value, which is determined using the expected sale price less expected selling costs. Changes in the Company’s pricing assumptions may lead to a change in the outcome of the real estate inventory valuation analysis, and actual results may differ from the Company’s assumptions.

The Company recorded real estate inventory valuation adjustments of $0.3 million and $1.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $2.8 million during the six months ended June 30, 2026 and 2025, respectively. Refer to Note 2. Real Estate Inventory, for further details.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 10

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

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2026	2025
Homes preparing for and under renovation	$37,481	$11,335
Homes listed for sale	41,019	62,557
Homes under contract to sell	15,726	19,901
Real estate inventory	$94,226	$93,793

Note 3. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2026	2025
Leasehold improvements	$5,932	$5,963
Rooftop solar panel systems	4,904	4,935
Properties held for use	4,442	4,389
Land	1,239	1,239
Office equipment and furniture	1,153	1,284
Software systems	338	386
Computers and equipment	224	224
Property and equipment, gross	18,232	18,420
Less: accumulated depreciation	(4,158)	(3,747)
Property and equipment, net	$14,074	$14,673

Depreciation expense was $0.3 million during each of the three months ended June 30, 2026 and 2025, and $0.6 million and $0.5 million during the six months ended June 30, 2026 and 2025, respectively.

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

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. Operating lease costs during the three months ended June 30, 2026 and 2025 were $0.4 million and $0.7 million, respectively, and $0.8 million and $1.4 million, during the six months ended June 30, 2026 and 2025, respectively. Variable and short-term lease costs were less than $0.1 million during each of the respective periods.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Cash payments for amounts included in the measurement of operating lease liabilities	$516	$851	$1,032	$973
Tenant incentive allowances	$—	$—	$—	$763

	As of
	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	8.9	9.3
Weighted-average discount rate	7.5%	7.5%

There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during each of the three and six months ended June 30, 2026 and 2025.

The Company’s operating lease liability maturities as of June 30, 2026 are as follows:

($ in thousands)
Remainder of 2026	$1,057
2027	1,949
2028	1,922
2029	1,974
2030	2,029
2031	2,085
Thereafter	7,749
Total future lease payments	18,765
Less: Imputed interest	(5,091)
Total lease liabilities	$13,674

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		June 30,	December 31,
($ in thousands)	Financial Statement Line Items	2026	2025
Right-of-use assets	Other non-current assets	$7,120	$7,408
Lease liabilities:
Current liabilities	Accrued and other current liabilities	$1,111	$1,105
Non-current liabilities	Other long-term liabilities	12,563	13,100
Total lease liabilities		$13,674	$14,205

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2026	2025
Home renovation	$2,044	$2,328
Operating lease liabilities	1,111	1,105
Payroll and other employee related expenses	1,004	1,777
Interest	495	613
Legal and professional obligations	411	591
Marketing	378	257
Other	2,137	2,027
Accrued and other current liabilities	$7,580	$8,698

The Company incurred advertising expenses of $1.5 million and $2.1 million during the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $4.4 million during the six months ended June 30, 2026 and 2025, respectively.

Other long-term liabilities consist of the non-current portion of operating lease liabilities as of June 30, 2026 and December 31, 2025.

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2026	2025
Senior secured credit facilities with financial institutions	$78,640	$57,957
Senior secured credit facilities with a related party	1,160	628
Senior secured debt - other	3,756	17,689
Mezzanine secured credit facilities with a related party	1,737	2,006
Revolving credit facility	15,000	15,000
Debt financing costs	(403)	(554)
Total credit facilities and other debt, net	$99,890	$92,726

The following details the classification of the Company’s credit facilities and other debt, as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2026	2025
Total credit facilities and other debt with financial institutions, net, current	$82,306	$75,494
Total credit facilities with a related party, net, current	2,866	2,582
Total credit facilities and other debt, net, current	85,172	78,076
Revolving credit facility, net, non-current	14,718	14,650
Total credit facilities and other debt, net	$99,890	$92,726

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 13

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$19,595	6.45%	December 2025	August 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Related party facility 2	7,500	7,500	15,000	1,160	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	5,246	9.42%	September 2026	March 2027
Senior financial institution 5	—	75,000	75,000	53,799	8.54%	August 2027	August 2027
Senior secured credit facilities	$32,500	$507,500	$540,000	$79,800

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$25,000	$175,000	$200,000	$19,173	7.07%
Senior financial institution 2	—	200,000	200,000	—	—
Senior financial institution 3	—	150,000	150,000	—	7.58%
Related party facility 1	25,539	24,461	50,000	—	9.32%
Related party facility 2	7,500	7,500	15,000	628	13.00%
Senior financial institution 4	—	50,000	50,000	3,537	10.13%
Senior financial institution 5	—	75,000	75,000	35,247	8.82%
Senior secured credit facilities	$58,039	$681,961	$740,000	$58,585

As of June 30, 2026, the Company had multiple senior secured credit facilities, including one with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Each of the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During July 2026, the Company amended its senior secured credit facility with financial institution 1, which among other things, extended the revolving period to January 2027 and the final maturity date to June 2027, and provided that the $200 million facility is entirely uncommitted. Additionally, in July 2026, the Company amended and restated its senior secured

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

credit facility with financial institution 5, which among other things, increased the uncommitted borrowing capacity to $100 million. Lastly, the Company’s senior secured credit facility with financial institution 2 expired and was not renewed.

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$1,737	13.00%	June 2026	February 2027
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine secured credit facilities	$—	$80,000	$80,000	$1,737

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$—	$35,000	$35,000	$2,006	13.00%
Mezzanine financial institution 1	—	45,000	45,000	—	—
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%
Related party facility 2	6,811	15,189	22,000	—	13.00%
Mezzanine secured credit facilities	$6,811	$135,189	$142,000	$2,006

As of June 30, 2026, the Company had two mezzanine secured credit facilities, including one with a related party. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During July 2026, the Company’s mezzanine secured credit facility with financial institution 1 expired and was not renewed. Additionally, in connection with the Company’s July 2026 amendment to its senior secured credit facility with financial institution 1, as described above, the final maturity date for the Company’s mezzanine secured credit facility with a related party was automatically extended to March 2027.

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. Though the Company may from time to time adjust the composition of its credit facilities to correspond with its anticipated financing requirements, which may include modifying the available capacity under such credit facilities, or realigning the credit facility provider mix, the Company expects to enter into new financing arrangements or amend its existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and entering into new financing facilities. The Company believes its existing cash on hand, proceeds from the resale of homes, fees and commissions earned from its other real estate service solutions, and cash from future borrowings available under each of the Company’s existing credit facilities, or the entry into additional new debt financing arrangements or further issuance of equity securities, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least twelve months following the date these condensed consolidated financial statements are issued.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The Company’s secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2026, the Company was in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of June 30, 2026 and December 31, 2025, the weighted-average interest rate under the Company’s other senior secured debt was 8.31% and 8.92%, respectively.

Revolving Credit Facility

The Company has a $15.0 million revolving credit facility with a three-year term expiring in July 2028. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of the Company’s assets. The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of June 30, 2026, the Company was in compliance with all covenants and no event of default had occurred.

Note 7. Warrant Liabilities

As of June 30, 2026, the Company had outstanding warrant liabilities consisting of 19.4 million public warrants and 2.4 million private placement warrants. Prior to the Reverse Stock Split, every 15 warrants were exercisable to purchase one share of Class A common stock at an exercise price of $172.50 per share. As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of shares of Class A common stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every 150 shares of Class A common stock that may be purchased pursuant to the exercise of warrants now represents one share of Class A common stock that may be purchased pursuant to such warrants. Accordingly, every 150 warrants are exercisable for one share of Class A common stock at an exercise price of $1,725.00 per share.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 16

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

The Company’s liabilities that are measured at fair value on a recurring basis consist of the following (in thousands):

As of June 30, 2026	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$40	$—	$—
Private placement warrant liabilities	$—	$—	$29

As of December 31, 2025	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$226	$—	$—
Private placement warrant liabilities	$—	$—	$135

Public Warrants

The public warrants are traded on an over-the-counter market. The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value of the public warrants of $(0.1) million and $(0.3) million during the three months ended June 30, 2026 and 2025, respectively, and $(0.2) million and $(0.1) million during the six months ended June 30, 2026 and 2025, respectively. These changes are recorded in Change in fair value of warrant liabilities in the condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$42	$170	$135	$103
Change in fair value of private placement warrants included in net loss	(13)	(86)	(106)	(19)
Ending balance	$29	$84	$29	$84

The Company generally uses the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2026 and 2025.

Note 9. Stockholders’ Equity

Authorized Capital Stock

The Company is authorized to issue 2,100,000,000 shares of capital stock, which consists of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock, both of which have a par value of $0.0001 per share.

Class A Common Stock

Market Information

The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “OPAD” and the Company’s public warrants trade on the OTC Markets Group Pink Market under the symbol “OPADW.”

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

January 2026 Registered Direct Offering

During January 2026, the Company issued and sold 1,000,000 shares (the “2026 Shares”) of its Class A common stock for $18.00 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses (as adjusted for the Reverse Stock Split).

Sale Agreement

The Company has an active Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which the Company may offer and sell up to $100,000,000 of its Class A common stock from time to time in any manner deemed to be an “at the market” offering. The Company has no obligation to sell any shares under the Sale Agreement, but may do so from time to time. No shares were sold under the Sale Agreement during the six months ended June 30, 2026, and the Company had $69.7 million of remaining availability under the Sale Agreement as of June 30, 2026.

2025 Warrants

During July 2025, the Company issued warrants (“2025 Warrants”) to purchase shares of its Class A common stock. The 2025 Warrants became exercisable on January 26, 2026 and will expire on January 26, 2030. The 2025 Warrants are classified as equity securities based on the terms and conditions included in the agreements.

Prior to the Reverse Stock Split, the 2025 Warrants were exercisable to purchase up to 1,428,571 shares of the Company’s Class A common stock and had an exercise price of $2.30 per share.

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of shares of Class A common stock issuable on exercise of each warrant was proportionately decreased and the exercise price per share was proportionately increased. Accordingly, following the Reverse Stock Split, the 2025 Warrants represent the rights to purchase an aggregate of 142,857 shares of Class A common stock, each with an exercise price of $23.00 per share.

Other Warrants

In addition to the 2025 Warrants described above, the Company has outstanding public and private placement warrants to purchase shares of Class A common stock that do not meet the criteria for equity classification and are recognized as liabilities. Refer to Note 7. Warrant Liabilities for further details.

Shares Outstanding

As of June 30, 2026, the Company had 4,832,094 shares of Class A common stock issued and outstanding.

Preferred Stock

As of June 30, 2026, there were no shares of preferred stock issued and outstanding.

Dividends

The Company’s Class A common stock is entitled to dividends if and when any dividend is declared by the Company’s Board, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on Class A common stock to date. The Company may retain future earnings, if any, for the further development and expansion of the Company’s business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Board and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Board may deem relevant.

Note 10. Stock-Based Awards

2021 Equity Incentive Plans

Incentive Award Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), the number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031. The overall share limit automatically increased on January 1, 2026, following which there were 7,382,591 shares reserved for issuance under the 2021 Plan. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards under the 2021 Plan and the number of shares issuable under the Company’s 2021 Plan and existing agreements, as

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

well as the exercise price and/or any stock price goals, as applicable. Following the Reverse Stock Split, there are 738,257 shares reserved for issuance under the 2021 Plan as of June 30, 2026.

As of June 30, 2026, the Company has outstanding restricted stock units (“RSUs”), other stock or cash-based awards, and stock options that have been granted under the 2021 Plan.

Employee Stock Purchase Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the number of shares of the Company’s Class A common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031. The overall share limit automatically increased on January 1, 2026, following which there were 419,674 shares reserved for issuance under the ESPP. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of Class A common stock issuable under the ESPP. Following the Reverse Stock Split, there are 41,967 shares reserved for issuance under the ESPP as of June 30, 2026. No shares have been issued under the ESPP.

Restricted Stock Units

The following summarizes RSU award activity during the six months ended June 30, 2026, after taking into account the Reverse Stock Split:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	476	$19.61
Granted	120	9.08
Vested and settled	(148)	17.30
Forfeited	(7)	13.76
Outstanding as of June 30, 2026	441	17.61

As of June 30, 2026, 0.1 million RSUs have vested, but have not yet been settled in shares of the Company’s Class A common stock, pursuant to elections made by certain non-employee members of the Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of June 30, 2026, the Company had $5.1 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.90 years. The fair value of RSUs that vested and settled during the six months ended June 30, 2026 and 2025 was $2.6 million and $2.2 million, respectively.

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the six months ended June 30, 2026.

As of June 30, 2026, the Company had $1.0 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 1.45 years.

Stock Options

The following summarizes stock option activity during the six months ended June 30, 2026, after taking into account the Reverse Stock Split:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	64	$112.98	1.61	$—
Granted	—	—
Exercised	—	—
Forfeited, canceled or expired	(15)	112.12
Outstanding as of June 30, 2026	49	113.25	1.47	—
Exercisable as of June 30, 2026	49	113.19	1.47	—
Vested and expected to vest as of June 30, 2026	49	113.25	1.47	—

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2026, the Company had an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized before the end of the third quarter of 2026. The fair value of stock options that vested during each of the six months ended June 30, 2026 and 2025 was immaterial.

Stock-based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Sales, marketing and operating	$167	$211	$328	$690
General and administrative	773	860	1,482	2,005
Technology and development	72	186	144	344
Stock-based compensation expense	$1,012	$1,257	$1,954	$3,039

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	June 30,	December 31,
($ in thousands)	2026	2025
Assets
Restricted cash	$1,416	$1,302
Accounts receivable	154	303
Real estate inventory	94,226	93,793
Prepaid expenses and other current assets	268	169
Property and equipment, net	5,585	5,611
Total assets	$101,649	$101,178
Liabilities
Accounts payable	$834	$398
Accrued and other current liabilities	409	526
Secured credit facilities and other debt, net	85,172	78,076
Total liabilities	$86,415	$79,000

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 20

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares plus the incremental effect of dilutive potential common shares outstanding during the period. In periods when losses are reported, the weighted average number of common shares outstanding excludes Class A common stock equivalents, because their inclusion would be anti-dilutive.

The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(9,288)	$(10,903)	$(19,421)	$(25,960)
Denominator:
Weighted average common shares outstanding, basic	4,795	2,777	4,708	2,767
Dilutive effect of restricted stock units (1)	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of 2025 Warrants	—	—	—	—
Weighted average common shares outstanding, diluted	4,795	2,777	4,708	2,767
Net loss per share, basic	$(1.94)	$(3.93)	$(4.13)	$(9.38)
Net loss per share, diluted	$(1.94)	$(3.93)	$(4.13)	$(9.38)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive restricted stock units (1)	459	64	359	65
Anti-dilutive stock options	53	78	57	80
Anti-dilutive 2025 Warrants	143	—	143	—
Anti-dilutive warrants	145	145	145	145
Anti-dilutive performance-based restricted stock units	—	—	—	4

(1) Due to the net loss during each of the three and six months ended June 30, 2026 and 2025, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The Company recorded income tax expense of less than $0.1 million during each of the three months ended June 30, 2026 and 2025, and less than $0.1 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate was an expense of 0.2% and 0.3% during the three months ended June 30, 2026 and 2025, respectively, and 0.2% and 0.3% during the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate during the three and six months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards. The valuation allowance recorded against the Company’s net deferred tax assets was $133.0 million as of June 30, 2026.

As of June 30, 2026, the Company continues to have a full valuation allowance recorded against its net deferred tax assets and will continue to evaluate its valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if the Company employs tax planning strategies in the future.

The Internal Revenue Code (the “IRC”) contains provisions that limit the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. As a result of the Company’s registered direct offering in January 2026, the Company determined

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 21

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

Note 14. Related-Party Transactions

LL Credit Facilities

As of June 30, 2026, the Company has one senior secured credit facility and one mezzanine secured credit facility with affiliates of LL Capital Partners I, L.P. (“LL Capital”), a related party. Roberto Sella, who is a member of the Board and holds more than 5% of the Company’s Class A common stock, is the managing partner of LL Funds, LLC.

The following summarizes certain details related to these facilities, which are further described in Note 6. Credit Facilities and Other Debt:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facilities with a related party	$15,000	$1,160	$65,000	$628
Mezzanine secured credit facilities with a related party	$35,000	$1,737	$57,000	$2,006

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

The Company paid interest for borrowings under the LL credit facilities of $0.1 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and $2.8 million during the six months ended June 30, 2026 and 2025, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of the Company’s Class A common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, was the chief executive officer of First American through early April 2025. The Company uses First American’s services in the ordinary course of its home-buying and home-selling activities. The Company paid First American less than $0.1 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $1.8 million during the six months ended June 30, 2026 and 2025, respectively, for its services, inclusive of the fees for property data services.

Compensation of Immediate Family Members of Brian Bair

Offerpad employs Brian Bair’s brother and sister-in-law, Mr. Vaughn Bair and Ms. Katie Bullard, respectively. The following details the total compensation paid to Mr. Vaughn Bair and Ms. Katie Bullard during each of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Mr. Vaughn Bair	$207	$112	$321	$321
Ms. Katie Bullard	40	37	118	87
Total compensation paid	$247	$149	$439	$408

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company did not grant any equity awards to Mr. Vaughn Bair and Ms. Katie Bullard during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company granted 2,043 RSUs to Mr. Vaughn Bair and 2,000 RSUs to Ms. Katie Bullard.

Note 15. Commitments and Contingencies

Homes Purchase Commitments

As of June 30, 2026, the Company was under contract to purchase 228 homes for an aggregate purchase price of $69.5 million.

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad (the “Plaintiff”) filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. On June 30, 2025, Plaintiff filed a notice lifting the stay, which became effective immediately. In October 2025, the parties reached an agreement in principle to resolve the matter. The settlement remains subject to court approval, which is not assured. A settlement hearing has been scheduled for December 2, 2026. The Company’s accrual associated with this matter as of June 30, 2026 reflects the terms of the agreement in principle to resolve the matter. Notwithstanding such agreement, in regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding remains uncertain at this point.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 23

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
Other, which includes:
o
Cash Offer Marketplace, including Direct+ partners, in which qualified homes are routed through a marketplace of third-party buyers, providing buyers with an opportunity to purchase homes within the Company’s funnel; and
o
Brokerage Services, in which sellers can select from different agent-led pathways to sell their home, including HomePro, which connects customers with experienced agents, including both agents affiliated with the Company’s internal brokerage and independent local agents, supported by the Company’s platform, data and customer flow, and Agent Partnership Program, which provides an opportunity for third-party agents to present the Company’s cash offer as a potential solution for their customers.

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

No individual customer accounted for more than 10% of the Company’s consolidated revenue during the three and six months ended June 30, 2026 and 2025.

The following details segment financial information for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue:
Cash Offer	$71,745	$152,071	$145,244	$305,904
Renovate	4,773	6,415	10,490	11,729
Other	1,135	1,829	1,994	3,380
Total revenue	77,653	160,315	157,728	321,013
Cost of revenue:
Cash Offer (1)	66,610	140,914	136,484	286,649
Renovate	3,808	5,117	8,344	9,357
Other	118	95	226	311
Total cost of revenue	70,536	146,126	145,054	296,317
Gross profit:
Cash Offer	5,135	11,157	8,760	19,255
Renovate	965	1,298	2,146	2,372
Other	1,017	1,734	1,768	3,069
Total gross profit	7,117	14,189	12,674	24,696
Operating expenses:
Sales, marketing and operating	7,622	13,188	15,196	27,016
General and administrative	6,780	7,796	12,907	14,992
Technology and development	954	986	1,840	2,006
Total operating expenses	15,356	21,970	29,943	44,014
Loss from operations	(8,239)	(7,781)	(17,269)	(19,318)
Other income (expense):
Change in fair value of warrant liabilities	123	329	292	72
Interest expense	(1,387)	(3,665)	(3,004)	(7,187)
Other income, net	231	244	592	540
Total other expense	(1,033)	(3,092)	(2,120)	(6,575)
Loss before income taxes	$(9,272)	$(10,873)	$(19,389)	$(25,893)

(1) Includes real estate inventory valuation adjustments of $0.3 million and $1.1 million during three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $2.8 million during the six months ended June 30, 2026 and 2025, respectively.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 24

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 25

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

Overview

Our Business

We are a real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home. We combine proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. We provide cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners. Founded in 2015, we have transacted on homes representing approximately $12.4 billion of aggregate revenue through June 30, 2026.

We are headquartered in Tempe, Arizona and operate in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of June 30, 2026.

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

During the first half of 2026, the residential real estate market conditions continued to be negatively impacted by the ongoing housing affordability pressures, weakened consumer confidence and concerns associated with the macroeconomic and geopolitical environments, including the conflict in the Middle East which began towards the end of the first quarter of 2026. Additionally, the mortgage interest rate environment has remained elevated during 2026, with the average thirty-year fixed mortgage rate starting the year around 6%, before gradually increasing to around 6.5% at the end of June 2026. The cumulative impact of these factors continue to cause uncertainty in the market and challenge consumer confidence, resulting in decreased consumer demand for residential real estate and lower than normal real estate transaction volumes. We expect the uncertainty resulting from the Middle East conflict could continue to impact the macroeconomic and mortgage interest rate environments in the near-term and may have additional long term effects, particularly if the conflict further escalates or intensifies, or is prolonged.

In response to these prevailing market conditions during the first six months of 2026, we have maintained our focus on refining our operating model with the intention of improving acquisition accuracy, customer engagement, and capital efficiency across the transaction lifecycle. We believe the launch of our AI-powered homeowner intelligence platform, along with our AI-driven portfolio intelligence platform during the first quarter of 2026, has allowed us to better assess and more quickly adjust to changes in the local housing market conditions, allowing us to manage and mitigate our risk exposure more effectively.

Within this operating environment during the first half of 2026, we remained diligent in selling through our aged real estate inventory, while also leveraging our portfolio intelligence platform to streamline our evaluation and underwriting process, in order to steadily increase our home acquisition pace during the second quarter of 2026. This combination resulted in the average holding period of homes sold decreasing during the second quarter of 2026, a trend we expect to continue in the third quarter of 2026. Additionally, we anticipate our increased acquisition pace will also persist into the third quarter of 2026 as we continue to leverage our portfolio intelligence platform to improve the quality of homes in our real estate inventory mix.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 26

Further, our gross profit margin was 9.2% during the second quarter of 2026, the highest level since late 2023. Lastly, our focus on cost reduction and operational efficiencies throughout the business continues to be reflected in our lower cost structure, as we achieved year-over-year improvement in our net loss for the sixth consecutive quarter.

Given the current market conditions, we remain committed to growing our other real estate service solution offerings, and within our Cash Offer solution, proactively optimizing our capital allocation across our highest performing and most efficient markets along with using pricing adjustments and other incentives in an effort to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Further, the uncertainty regarding the near-term macroeconomic conditions has been amplified as a result of the conflict in the Middle East, making it increasingly difficult to predict the near-term direction of mortgage interest rates and consumer demand for residential real estate. We anticipate the ongoing economic uncertainties and affordability pressures will continue to impact consumer demand for residential real estate during the third quarter of 2026. As a result of these market dynamics, we may be required to use similar pricing adjustments and incentives in the future, and though we currently plan to steadily increase our home acquisition pace in the near-term, we may also be required to reduce our real estate inventory or home acquisition pace in future periods in response to the prevailing market conditions at that time, as appropriate.

January 2026 Registered Direct Offering

We have been focusing on strategically strengthening our presence within existing markets through our various real estate service solutions, expanding our operations and implementing our long-term strategic initiatives over time. In connection with these efforts and to strengthen our balance sheet, we entered into a securities purchase agreement in January 2026 with the purchasers named therein, providing for the issuance and sale by us of an aggregate of 1,000,000 shares (the “2026 Shares”) of our Class A common stock. The 2026 Shares were sold for a purchase price of $18.00 per share, for gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses (as adjusted for the Reverse Stock Split).

New York Stock Exchange Listing Notices

April 2025 NYSE Notification

On April 10, 2025, we received notice (the “April 2025 NYSE Notification”) from the NYSE that we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period and, at the same time, our last reported stockholders’ equity were each less than $50 million.

On July 16, 2025, the NYSE accepted our business plan advising the definitive action(s) we are taking or plan to take that would bring us into compliance with the NYSE continued listing standards within 18 months of receipt of the April 2025 NYSE Notification (the “Cure Period”). As a result, we are subject to quarterly monitoring for compliance with the business plan.

The April 2025 NYSE Notification has had no immediate impact on the listing of our Class A common stock. Further, our Class A common stock will continue to be listed and traded on the NYSE during the Cure Period, subject to our compliance with the other continued listing standards of the NYSE and continued periodic review by the NYSE of our progress with respect to the business plan.

March 2026 NYSE Notification

On March 3, 2026, we received notice (the “March 2026 NYSE Notification”) from the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period.

On March 5, 2026, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standards. On June 3, 2026, at our 2026 Annual Meeting of Stockholders, our stockholders approved a reverse stock split of our Class A common stock in order to regain compliance with the minimum closing price requirement. On June 8, 2026, we filed a certificate of amendment to our Fourth Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split, and our Class A common stock began trading on a split-adjusted basis at market open on June 9, 2026.

Under the NYSE’s rules, the price condition is deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. On July 1, 2026, we were notified by the NYSE that the average closing price of our Class A common stock exceeded the minimum $1.00 per share requirement on a 30-trading day average. Accordingly, we have regained compliance with Section 802.01C of the NYSE Listed Company Manual. However, there is also no assurance that we will maintain compliance with this or the other listing standards of the NYSE.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 27

Factors Affecting Our Performance

We believe our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed in Overview above, along with those discussed below.

Market Penetration in Existing Markets

The U.S. residential real estate market is substantial, with 4.4 million homes sold for a total transaction value of roughly $1.8 trillion during 2025, and is highly fragmented with a significant number of licensed real estate agents and real estate brokerages. In 2025, the total residential real estate transactions in our 26 active metropolitan markets as of December 31, 2025 covered roughly 22% of the 4.4 million homes sold during the year, and we estimate that we captured roughly 0.2% of such transactions. Given this high degree of fragmentation, we believe that giving homeowners more control, flexibility, and choice when buying and selling a home through our real estate service solutions could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets over time, providing the backdrop to grow our overall market penetration as we focus on the expansion of our various real estate service solutions in existing markets. Additionally, we anticipate our market share will increase over time as we invest in additional brand marketing, strengthen our local partnerships and continue improving customer awareness of our offerings.

Expansion into New Markets

Since our launch in 2015, we have expanded our real estate operations into 27 metropolitan markets as of June 30, 2026. We have been strategic in our approach to growing our market footprint and have focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long-term. Also, because of our strategic approach in offering four complementary solutions that serve sellers and partners across multiple transaction paths, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through our various service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has historically enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we are currently offering renovation services in select markets in which we operate.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 28

Brokerage Services

Our Brokerage Services solution provides sellers with different agent-led pathways to sell their home, including HomePro, which connects customers with experienced agents, including both agents affiliated with our internal brokerage and independent local agents, supported by our platform, data, and customer flow. Brokerage Services also includes the Agent Partnership Program, which enables third-party real estate agents to present our cash offer as a potential solution for their customers. These services are designed to enable customers to utilize our services in a way that best suits their home-selling situation and increase in-home seller engagement, while also serving as a valuable resource for real estate agents.

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

Real Estate Inventory Financing

Our business model requires significant capital to purchase real estate inventory. Real estate inventory financing is a key enabler to our growth and we rely on our non-recourse asset-backed financing facilities, which primarily consist of senior and mezzanine secured credit facilities, to finance our home purchases. Though we may from time to time adjust the composition of our credit facilities to correspond with our anticipated financing requirements, which may include modifying the available capacity under such credit facilities, or realigning the credit facility provider mix, the loss of adequate access to these types of facilities, or the inability to maintain these types of facilities on favorable terms, would impair our performance. See “—Liquidity and Capital Resources—Financing Activities.”

Seasonality

The residential real estate market is seasonal and varies from market to market. Typically, the greatest number of transactions occur in the spring and summer, with fewer transactions occurring in the fall and winter. Our financial results, including

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 29

revenue, margins, real estate inventory, and financing costs, have historically had seasonal characteristics generally consistent with the residential real estate market, a trend we expect to continue in the future, subject to the market conditions discussed above.

Risk Management

While we have expanded our real estate service solutions beyond our Cash Offer service over time, a significant portion of our business model continues to be based upon acquiring homes at a price that will allow us to provide a competitive offer to the consumer, while being able to add value through the renovation process, and relisting the home so that it sells at a profit and in a relatively short period of time.

Since inception, we have invested in real estate technology platforms, supported by a growing base of proprietary transaction-level data. This data foundation underpins an AI-driven operating model designed to improve acquisition accuracy, customer engagement, and capital efficiency across the transaction lifecycle.

During the first quarter of 2026, we deployed the first iteration of SCOUT, our AI-powered homeowner intelligence platform, across all markets. SCOUT integrates seller inputs with third-party data, public records, and proprietary data and is designed to inform acquisition and routing decisions prior to a cash offer or other solution being presented to the seller.

We also launched the initial version of HENRY, our portfolio intelligence platform, in its core monitoring capacity during the first quarter of 2026. HENRY is designed to evaluate properties within the context of portfolio performance by integrating market data, renovation outcomes, and capital criteria into a unified system, and is intended to support pricing, acquisition, and asset management decisions. We have implemented AI-driven inspection and renovation estimation tools as part of the HENRY platform, and additional capabilities are under development to support broader lifecycle decision-making.

We believe the recent implementation of our portfolio intelligence platform, combined with the extensive real estate experience of our internal teams, will allow us to better assess and more quickly adjust to changes in the local housing market conditions, and manage and mitigate our risk exposure more effectively.

During the second quarter of 2026, the average holding period of homes sold decreased to 141 days as we sold through our aged real estate inventory and increased our home acquisition pace, causing a shift in our overall real estate inventory mix to include a higher composition of newer acquired homes. Based on our current expectations, we anticipate our average real estate inventory holding period will continue to decline in the third quarter of 2026 as we steadily increase our home acquisition pace and our overall real estate inventory mix continues to shift and includes a greater composition of newly acquired homes. However, as there continues to be an increased level of uncertainty in the residential real estate market, and given our focus on effectively managing and mitigating our risk exposure, we intend to continue balancing our home acquisition pace to manage our real estate inventory levels, and ultimately, our average real estate inventory holding period.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 30

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

We view this metric as an important measure of business performance, as it captures gross margin performance isolated to real estate transactions in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess performance across the key phases of processing a home (acquisitions, renovations, and resale) for a specific resale cohort.

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

We view this metric as an important measure of business performance as it captures the unit level performance isolated to real estate transactions in a given period and provides comparability across reporting periods. Contribution Profit helps management assess inflows and outflow directly associated with a specific resale cohort.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 31

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages, homes sold, and real estate transactions, unaudited)	2026	2025	2026	2025
Gross profit (GAAP)	$7,117	$14,189	$12,674	$24,696
Gross margin	9.2%	8.9%	8.0%	7.7%
Homes sold	206	452	417	912
Gross profit per home sold	$34.5	$31.4	$30.4	$27.1
Total real estate transactions (1)	295	568	558	1,087
Gross profit per real estate transaction	$24.1	$25.0	$22.7	$22.7
Adjustments:
Real estate inventory valuation adjustment - current period (2)	247	1,052	356	1,629
Real estate inventory valuation adjustment - prior period (3)	(529)	(1,556)	(978)	(2,601)
Interest expense capitalized (4)	501	1,240	1,224	2,662
Adjusted gross profit	$7,336	$14,925	$13,276	$26,386
Adjusted gross margin	9.4%	9.3%	8.4%	8.2%
Adjustments:
Direct selling costs (5)	(1,809)	(4,230)	(3,746)	(8,618)
Holding costs on sales - current period (6)(7)	(210)	(361)	(574)	(1,193)
Holding costs on sales - prior period (6)(8)	(246)	(507)	(525)	(900)
Other income, net (9)	231	244	592	540
Contribution profit	$5,302	$10,071	$9,023	$16,215
Contribution margin	6.8%	6.3%	5.7%	5.1%
Homes sold	206	452	417	912
Contribution profit per home sold	$25.7	$22.3	$21.6	$17.8
Total real estate transactions (1)	295	568	558	1,087
Contribution profit per real estate transaction	$18.0	$17.7	$16.2	$14.9
Adjustments:
Interest expense capitalized (4)	(501)	(1,240)	(1,224)	(2,662)
Interest expense on homes sold - current period (10)	(234)	(1,342)	(518)	(3,919)
Interest expense on homes sold - prior period (11)	(570)	(1,866)	(1,539)	(3,790)
Contribution profit after interest	$3,997	$5,623	$5,742	$5,844
Contribution margin after interest	5.1%	3.5%	3.6%	1.8%
Homes sold	206	452	417	912
Contribution profit after interest per home sold	$19.4	$12.4	$13.8	$6.4
Total real estate transactions (1)	295	568	558	1,087
Contribution profit after interest per real estate transaction	$13.5	$9.9	$10.3	$5.4
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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 32

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages, unaudited)	2026	2025	2026	2025
Net loss (GAAP)	$(9,288)	$(10,903)	$(19,421)	$(25,960)
Change in fair value of warrant liabilities	(123)	(329)	(292)	(72)
Adjusted net loss	$(9,411)	$(11,232)	$(19,713)	$(26,032)
Adjusted net loss margin	(12.1)%	(7.0)%	(12.5)%	(8.1)%
Adjustments:
Interest expense	1,387	3,665	3,004	7,187
Amortization of capitalized interest (1)	501	1,240	1,224	2,662
Income tax expense	16	30	32	67
Depreciation and amortization	285	253	572	459
Amortization of stock-based compensation	1,012	1,257	1,954	3,039
Adjusted EBITDA	$(6,210)	$(4,787)	$(12,927)	$(12,618)
Adjusted EBITDA margin	(8.0)%	(3.0)%	(8.2)%	(3.9)%
(1)
Amortization of capitalized interest represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 33

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Cash Offer	$71,745	$152,071	$(80,326)	(52.8)%
Renovate	4,773	6,415	(1,642)	(25.6)%
Other	1,135	1,829	(694)	(37.9)%
Total revenue	77,653	160,315	(82,662)	(51.6)%
Cost of revenue:
Cash Offer	66,610	140,914	(74,304)	(52.7)%
Renovate	3,808	5,117	(1,309)	(25.6)%
Other	118	95	23	24.2%
Total cost of revenue	70,536	146,126	(75,590)	(51.7)%
Gross profit:
Cash Offer	5,135	11,157	(6,022)	(54.0)%
Renovate	965	1,298	(333)	(25.7)%
Other	1,017	1,734	(717)	(41.3)%
Total gross profit	7,117	14,189	(7,072)	(49.8)%
Operating expenses:
Sales, marketing and operating	7,622	13,188	(5,566)	(42.2)%
General and administrative	6,780	7,796	(1,016)	(13.0)%
Technology and development	954	986	(32)	(3.2)%
Total operating expenses	15,356	21,970	(6,614)	(30.1)%
Loss from operations	(8,239)	(7,781)	(458)	5.9%
Other income (expense):
Change in fair value of warrant liabilities	123	329	(206)	(62.6)%
Interest expense	(1,387)	(3,665)	2,278	(62.2)%
Other income, net	231	244	(13)	(5.3)%
Total other expense	(1,033)	(3,092)	2,059	(66.6)%
Loss before income taxes	(9,272)	(10,873)	1,601	(14.7)%
Income tax expense	(16)	(30)	14	(46.7)%
Net loss	$(9,288)	$(10,903)	$1,615	(14.8)%

Revenue

Our consolidated revenue decreased by $82.7 million, or 51.6%, to $77.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Cash Offer revenue decreased by $80.3 million, or 52.8%, to $71.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to lower sales volumes as we sold 206 homes during the three months ended June 30, 2026 compared to 452 homes during the three months ended June 30, 2025, representing a decrease of 54.4%. This decrease in homes sold was primarily due to the increased level of uncertainty in the residential real estate market and our associated intentional reduction in home acquisition pace during 2025 as part of our effort to balance our real estate inventory levels, resulting in a fewer number of homes in real estate inventory during the first half of 2026.

This decrease in homes sold was partially offset by an increase in the average resale home price from $344,000 in the three months ended June 30, 2025 to $356,000 in the three months ended June 30, 2026. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Renovate revenue decreased by $1.6 million, or 25.6%, to $4.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in Renovate revenue was primarily attributable to a decrease in the average renovation transaction value from $20,400 per home during the three months ended June 30, 2025 to $14,400 per

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 34

home during the three months ended June 30, 2026. This decrease was partially offset by an increase in renovation volumes. We completed 332 renovation projects during the three months ended June 30, 2026 compared to 315 renovation projects during the three months ended June 30, 2025, representing an increase of 5.4%.

Other revenue, which includes revenue generated by our Cash Offer Marketplace and Brokerage Services solutions, decreased by $0.7 million, or 37.9%, to $1.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in revenue is primarily due to a decrease in the number of Cash Offer Marketplace transactions during the second quarter of 2026 as compared to the second quarter of 2025. This decrease was partially offset by an increase in Brokerage Services transactions, which includes HomePro and Agent Partnership Program.

Cost of Revenue

Our consolidated cost of revenue decreased by $75.6 million, or 51.7%, to $70.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Cash Offer cost of revenue decreased by $74.3 million, or 52.7%, to $66.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to lower sales volumes.

Renovate cost of revenue decreased by $1.3 million, or 25.6%, to $3.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to a lower average renovation transaction cost per home, from $16,200 per home during the three months ended June 30, 2025 to $11,500 per home during the three months ended June 30, 2026, which was partially offset by an increase in the volume of renovation projects.

Other cost of revenue increased by less than $0.1 million, or 24.2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase in Brokerage Services transactions during the second quarter of 2026 as compared to the second quarter of 2025.

Gross Profit

Our consolidated gross profit margin was 9.2% for the three months ended June 30, 2026 compared to 8.9% for the three months ended June 30, 2025.

Cash Offer gross profit margin was 7.2% for the three months ended June 30, 2026 compared to 7.3% for the three months ended June 30, 2025. The slight decrease in gross profit margin was primarily due to a higher average real estate inventory holding period during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in gross profit margin was partially offset by a decrease in the real estate inventory valuation adjustment, from $1.1 million during the three months ended June 30, 2025 to $0.3 million during the three months ended June 30, 2026.

Renovate gross profit margin was unchanged at 20.2% for each of the three months ended June 30, 2026 and 2025 as the mix of our renovation projects and the associated project and service fees remained relatively consistent during each of the respective periods.

Other gross profit margin was 89.6% for the three months ended June 30, 2026 compared to 94.8% for the three months ended June 30, 2025. The decrease in gross profit margin was primarily due to a shift in the product mix of the solution offerings included in Other. Our Cash Offer Marketplace offering, which includes Direct+ partners, generally has one of the higher margin profiles of the offerings included within Other gross profit, and represented a smaller component of Other gross profit during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $5.6 million, or 42.2%, to $7.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to a decrease in variable costs associated with the decrease in homes sold, decreased average employee headcount, and a $0.6 million decrease in advertising expense as we continue to reposition and optimize our marketing efforts in response to the increased level of uncertainty in the residential real estate market in recent years.

General and Administrative

General and administrative expense decreased by $1.0 million, or 13.0%, to $6.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to reductions in fees associated with legal and other professional obligations, operating lease costs, and lender fees in connection with reduced borrowings on our credit facilities.

Technology and Development

Technology and development expense decreased by less than $0.1 million, or 3.2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily attributable to lower software

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 35

subscription fees and decreased average employee headcount, which was partially offset by higher third-party consulting fees.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2026 and 2025 represents gains of $0.1 million and $0.3 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $2.3 million, or 62.2%, to $1.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $123.0 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $213.6 million during the three months ended June 30, 2025 to $90.6 million during the three months ended June 30, 2026. The decrease in expense was also due to a 0.2% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt. These decreases were partially offset by interest expense associated with our revolving credit facility, which was entered into during July 2025.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the three months ended June 30, 2026 and 2025. Other income, net also includes losses from the disposal of property and equipment during the three months ended June 30, 2026.

Income Tax Expense

We recorded income tax expense of less than $0.1 million during each of the three months ended June 30, 2026 and 2025, and our effective tax rate was an expense of 0.2% and 0.3% during the respective periods. Our effective tax rate during the three months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 36

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Cash Offer	$145,244	$305,904	$(160,660)	(52.5)%
Renovate	10,490	11,729	(1,239)	(10.6)%
Other	1,994	3,380	(1,386)	(41.0)%
Total revenue	157,728	321,013	(163,285)	(50.9)%
Cost of revenue:
Cash Offer	136,484	286,649	(150,165)	(52.4)%
Renovate	8,344	9,357	(1,013)	(10.8)%
Other	226	311	(85)	(27.3)%
Total cost of revenue	145,054	296,317	(151,263)	(51.0)%
Gross profit:
Cash Offer	8,760	19,255	(10,495)	(54.5)%
Renovate	2,146	2,372	(226)	(9.5)%
Other	1,768	3,069	(1,301)	(42.4)%
Total gross profit	12,674	24,696	(12,022)	(48.7)%
Operating expenses:
Sales, marketing and operating	15,196	27,016	(11,820)	(43.8)%
General and administrative	12,907	14,992	(2,085)	(13.9)%
Technology and development	1,840	2,006	(166)	(8.3)%
Total operating expenses	29,943	44,014	(14,071)	(32.0)%
Loss from operations	(17,269)	(19,318)	2,049	(10.6)%
Other income (expense):
Change in fair value of warrant liabilities	292	72	220	*
Interest expense	(3,004)	(7,187)	4,183	(58.2)%
Other income, net	592	540	52	9.6%
Total other expense	(2,120)	(6,575)	4,455	(67.8)%
Loss before income taxes	(19,389)	(25,893)	6,504	(25.1)%
Income tax expense	(32)	(67)	35	(52.2)%
Net loss	$(19,421)	$(25,960)	$6,539	(25.2)%

* Not meaningful

Revenue

Our consolidated revenue decreased by $163.3 million, or 50.9%, to $157.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cash Offer revenue decreased by $160.7 million, or 52.5%, to $145.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower sales volumes as we sold 417 homes during the six months ended June 30, 2026 compared to 912 homes during the six months ended June 30, 2025, representing a decrease of 54.3%. This decrease in homes sold was primarily due to the increased level of uncertainty in the residential real estate market and our associated intentional reduction in home acquisition pace during 2025 as part of our effort to balance our real estate inventory levels, resulting in a fewer number of homes in real estate inventory during the first half of 2026.

This decrease in homes sold was partially offset by an increase in the average resale home price from $342,000 in the six months ended June 30, 2025 to $356,000 in the six months ended June 30, 2026. This increase was primarily due to a shift in the mix of homes sold in the respective periods, with a greater percentage of homes sold in geographic markets that tend to share relatively higher median price points during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Renovate revenue decreased by $1.2 million, or 10.6%, to $10.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in Renovate revenue was primarily attributable to a decrease in the average renovation transaction value from $22,400 per home during the six months ended June 30, 2025 to $14,300 per home during the six months ended June 30, 2026. This decrease in revenue was partially offset by higher renovation volumes. We completed 735 renovation projects during the six months ended June 30, 2026 compared to 524 renovation projects during the six months ended June 30, 2025, representing an increase of 40.3%.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 37

Other revenue decreased by $1.4 million, or 41.0%, to $2.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in revenue is primarily due to the transition from our historical listing service offering as we shifted our focus to agent-led pathways in our Brokerage Services solution. The decrease in revenue was also due to a decrease in the number of Cash Offer Marketplace transactions during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cost of Revenue

Our consolidated cost of revenue decreased by $151.3 million, or 51.0%, to $145.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Cash Offer cost of revenue decreased by $150.2 million, or 52.4%, to $136.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily attributable to lower sales volumes.

Renovate cost of revenue decreased by $1.0 million, or 10.8%, to $8.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily attributable to a lower average renovation transaction cost per home, from $17,900 per home during the six months ended June 30, 2025 to $11,400 per home during the six months ended June 30, 2026, which was partially offset by an increase in renovation volumes.

Other cost of revenue decreased by $0.1 million, or 27.3%, to $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily driven by lower volumes associated with our historical listing service offering, which was partially offset by an increase in Brokerage Services transactions.

Gross Profit

Our consolidated gross profit margin was 8.0% for the six months ended June 30, 2026 compared to 7.7% for the six months ended June 30, 2025.

Cash Offer gross profit margin was 6.0% for the six months ended June 30, 2026 compared to 6.3% for the six months ended June 30, 2025. The decrease in gross profit margin was primarily due to a higher average real estate inventory holding period during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in gross profit margin was partially offset by a decrease in the real estate inventory valuation adjustment, from $2.8 million during the six months ended June 30, 2025 to $0.7 million during the six months ended June 30, 2026.

Renovate gross profit margin was 20.5% for the six months ended June 30, 2026 compared to 20.2% for the six months ended June 30, 2025. The slight increase in gross profit margin was primarily due to a shift in the mix of our renovation projects and the associated project and service fees.

Other gross profit margin was 88.7% for the six months ended June 30, 2026 compared to 90.8% for the six months ended June 30, 2025. This decrease in gross profit margin was primarily due to a shift in the product mix of the solution offerings included in Other as our Cash Offer Marketplace offering represented a smaller component of Other gross profit during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $11.8 million, or 43.8%, to $15.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily attributable to a decrease in variable costs associated with the decrease in homes sold, decreased average employee headcount, and a $1.7 million decrease in advertising expense as we continue to reposition and optimize our marketing efforts in response to the increased level of uncertainty in the residential real estate market in recent years.

General and Administrative

General and administrative expense decreased by $2.1 million, or 13.9%, to $12.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily attributable to decreases in lender fees in connection with reduced borrowings on our credit facilities, operating lease costs and fees associated with legal and other professional obligations.

Technology and Development

Technology and development expense decreased by $0.2 million, or 8.3%, to $1.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily attributable to lower software subscription fees and decreased average employee headcount, which was partially offset by an increase in third-party consulting fees.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2026 and 2025 represents gains of $0.3 million and $0.1 million, respectively, as a result of the fair value adjustment of our warrant liabilities.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 38

Interest Expense

Interest expense decreased by $4.2 million, or 58.2%, to $3.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a $130.1 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $226.9 million during the six months ended June 30, 2025 to $96.8 million during the six months ended June 30, 2026. The decrease in expense was also due to a 0.3% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt. These decreases were partially offset by interest expense associated with our revolving credit facility, which was entered into during July 2025.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the six months ended June 30, 2026 and 2025. Other income, net also includes losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of less than $0.1 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively, and our effective tax rate was an expense of 0.2% and 0.3% during the respective periods. Our effective tax rate during the six months ended June 30, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had cash and cash equivalents of $33.1 million, which consists of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and six months ended June 30, 2026, and may incur additional losses in the future. Since our launch in 2015, we have invested significantly in the development and expansion of our operations. These investments include a continual improvement to our software and technology platform, including more recently, the development of our AI-driven operating architecture, along with improvements in our infrastructure. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of other real estate service solutions.

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

In connection with our efforts to expand our operations, strengthen our balance sheet and support our working capital requirements, we have executed the following transactions in recent periods:

•
January 2026 Registered Direct Offering – During January 2026, we issued and sold 1,000,000 shares (the “2026 Shares”) of our Class A common stock for $18.00 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses (as adjusted for the Reverse Stock Split).
•
Sale Agreement – We have an active Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which we may offer and sell up to $100,000,000 of our Class A common stock from time to time in any manner deemed to be an “at the market” offering. We have no obligation to sell any shares under the Sale Agreement, but we may do so from time to time. No shares were sold under the Sale Agreement during the six months ended June 30, 2026, and we had $69.7 million of remaining availability under the Sale Agreement as of June 30, 2026.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 39

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

Buying and selling high-valued assets, such as single-family residential homes, is very cash intensive and has a significant impact on our liquidity and capital resources. We have historically used non-recourse secured credit facilities, consisting of both senior and mezzanine secured credit facilities, to finance a significant portion of our real estate inventory and related home renovations. Our senior and mezzanine secured credit facilities, however, are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Our ability to obtain and maintain access to these or similar kinds of credit facilities is significant for us to operate the business.

While we have expanded our real estate service solutions beyond our Cash Offer service over time, including growing our other real estate service solutions which require lower levels of capital investment, our Cash Offer service continues to generate the substantial majority of our consolidated revenue. As a result, our financing needs continue to be significantly impacted by the level of transaction volumes in our Cash Offer service. Given the importance of our secured credit facilities in financing our real estate inventory purchases and renovation projects, we continually monitor our anticipated financing requirements and may from time to time adjust the composition of our credit facilities to correspond with such requirements. These changes may include modifying the available borrowing capacity under our credit facilities or realigning the credit facility provider mix.

In recent years, we reduced our home acquisition pace compared to our historical levels as part of our effort to balance our real estate inventory as we navigated through the increased level of uncertainty in the U.S. residential real estate market. In connection with the reduction in home acquisition pace during that time, we reduced the borrowing capacities available under certain of our credit facilities, along with not renewing certain credit facilities upon their expiration. The amount of our reduction in borrowing availability also represented debt capacity under our secured credit facilities that we had not historically utilized or relied upon in full.

During the first half of 2026, we increased the utilization of our portfolio intelligence platform to streamline our evaluation and underwriting process and steadily increased our home acquisition pace. We anticipate this recent increase in home acquisition pace will also persist in the near-term as we continue to leverage our portfolio intelligence platform to improve the quality of homes in our real estate inventory mix. In connection with our steadily increasing our home acquisition pace during 2026, we continue to adjust the composition of our credit facilities to support our financing requirements, including increasing the available borrowing capacity under certain facilities and evaluating new potential debt arrangements.

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$25,000	$175,000	$200,000	$19,595	6.45%	December 2025	August 2026
Senior financial institution 2	—	200,000	200,000	—	—	January 2026	July 2026
Related party facility 2	7,500	7,500	15,000	1,160	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	5,246	9.42%	September 2026	March 2027
Senior financial institution 5	—	75,000	75,000	53,799	8.54%	August 2027	August 2027
Senior secured credit facilities	$32,500	$507,500	$540,000	$79,800

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 40

As of June 30, 2026, we had multiple senior secured credit facilities, including one with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

As described below in Part II, Item 5, “Other Information” in this Quarterly Report on Form 10-Q, during July 2026, (i) we amended our senior secured credit facility with financial institution 1, which among other things, extended the revolving period to January 2027 and the final maturity date to June 2027, and provided that the $200 million facility is entirely uncommitted, and (ii) we amended and restated our senior secured credit facility with financial institution 5, which among other things, increased the uncommitted borrowing capacity to $100 million. Lastly, our senior secured credit facility with financial institution 2 expired and was not renewed.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have historically used mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of June 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$1,737	13.00%	June 2026	February 2027
Mezzanine financial institution 1	—	45,000	45,000	—	—	January 2026	July 2026
Mezzanine secured credit facilities	$—	$80,000	$80,000	$1,737

As of June 30, 2026, we had two mezzanine secured credit facilities, including one with a related party. Borrowings under the mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Each of our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

During July 2026, our mezzanine secured credit facility with financial institution 1 expired and was not renewed. Additionally, in connection with the July 2026 amendment to our senior secured credit facility with financial institution 1, as described above, the final maturity date for our mezzanine secured credit facility with a related party was automatically extended to March 2027.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

Our secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require compliance with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2026, we were in compliance with all covenants and no event of default had occurred.

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of June 30, 2026 and December 31, 2025, the weighted-average interest rate under our other senior secured debt was 8.31% and 8.92%, respectively.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 41

Revolving Credit Facility

We have a $15.0 million revolving credit facility with a three-year term expiring in July 2028. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of our assets. The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of June 30, 2026, we had $14.7 million in outstanding borrowings under the revolving credit facility, net of debt financing costs, and we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash used in operating activities	$(16,808)	$(23,646)
Net cash used in investing activities	(24)	(1,079)
Net cash provided by (used in) financing activities	23,521	(22,155)
Net change in cash, cash equivalents and restricted cash	$6,689	$(46,880)

Operating Activities

Net cash used in operating activities was $16.8 million and $23.6 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, net cash used in operating activities primarily resulted from the $19.4 million net loss during the period, which included $2.0 million of non-cash stock-based compensation expense and a $0.7 million non-cash real estate inventory valuation adjustment. Net cash used in operating activities during the six months ended June 30, 2026 was also due to a $1.1 million increase in real estate inventory as we have steadily increased our home acquisition pace during the first half of 2026.

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

Investing Activities

Net cash used in investing activities was less than $0.1 million and $1.1 million during the six months ended June 30, 2026 and 2025, respectively, and principally represents purchases of property and equipment in both periods.

Financing Activities

Net cash provided by (used in) financing activities was $23.5 million and ($22.2) million during the six months ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities during the six months ended June 30, 2026 primarily consisted of $18.0 million of gross proceeds from the January 2026 Offering. Net cash provided by financing activities during the six months ended June 30, 2026 was also due to a net increase in secured credit facility and other debt funding of $7.0 million, resulting from $122.0 million of borrowings and $115.0 million of repayments during the six months ended June 30, 2026. The net increase in secured credit facility and other debt funding was primarily related to the increase in financed real estate inventory during the period.

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

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 42

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and its principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

The Company did not repurchase shares of its Class A common stock during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) On July 29, 2026, OP SPE Borrower Parent, LLC (“SPE”), as parent borrower, OP SPE PHX1, LLC (“PHX1”), as borrower, and OP SPE TPA1, LLC (“TPA1”), as borrower, each an indirect wholly owned subsidiary of the Company, entered into Amendment Number Nine to the Third Amended and Restated Master Loan and Security Agreement, dated as of July 29, 2026 (the “Ninth Amendment”), with Citibank, N.A., as lender, which amends that certain Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among SPE, PHX1, TPA1, Citibank, N.A., as lender, and Wells Fargo, N.A., as calculation agent and paying agent. The Amendment, among other things, (i) extended the revolving period for the facility during which certain advances may be made, subject to certain terms and conditions, to January 1, 2027, (ii) extended the final maturity date to June 30, 2027, (iii) eliminated the $25 million committed amount, and (iv) increased the uncommitted amount from $175 million to $200 million, such that the facility is entirely uncommitted.

On July 29, 2026, OP SPE SUMMIT, LLC, a Delaware limited liability company (“Summit Borrower”), and wholly owned subsidiary of the Company, and WHGG II TRUST, a Delaware statutory trust (“Lender”), entered into the Second Amended and Restated Revolving Loan Agreement (the “Second Amended and Restated Revolving Loan Agreement”) which amended and restated the Amended and Restated Revolving Loan Agreement dated August 27, 2025, as amended, between Summit Borrower and Lender, which, among other things, increased the uncommitted borrowing capacity from $75 million to $100 million.

The foregoing does not purport to be a complete description of the terms of the Ninth Amendment or the Second Amended and Restated Revolving Loan Agreement, and such descriptions are qualified in their entirety by reference to the Ninth Amendment and Second Amended and Restated Revolving Loan Agreement, respectively, copies of which are filed as Exhibits 10.1 and 10.2 hereto, respectively, and are incorporated herein by reference.

(b) None.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 44

(c) During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 45

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Fourth Restated Certificate of Incorporation, dated June 8, 2026	8-K	001-39641	3.1	6/9/26
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/9/26
10.1*+

Amendment Number Nine, dated July 29, 2026, to Third Amended and Restated Master Loan and Security Agreement, dated as of June 7, 2022, by and among Citibank, N.A., OP SPE Borrower Parent, LLC, OP SPE PHX1, LLC, and OP SPE TPA1, LLC

10.2*+	Second Amended and Restated Revolving Loan Agreement, dated July 29, 2026, among OP SPE Summit, LLC and WHGG II Trust
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: August 3, 2026	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 3, 2026	By:	/s/ Peter Knag
Peter Knag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Second Quarter 2026 Form 10-Q | 47