Form 10-Q
period 2026-09-30
Offerpad Solutions Inc.
filed 2026-11-02
CIK 1825024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-39641

Offerpad Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2800538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
433 S. Farmer Avenue, Suite 500, Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)
(844) 388-4539
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	OPAD	The Nasdaq Stock Market LLC

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

As of October 26, 2026, there were 5,137,774 shares of Offerpad’s Class A common stock outstanding.

OFFERPAD SOLUTIONS INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express Offerpad Solutions Inc.’s (“Offerpad,” the “Company,” “we,” “us,” and “our,” and similar references) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “potentially,” “may,” “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, real estate inventory and home acquisition pace, volume and strategy, mortgage rates, cash requirements, further equity issuances, financing plans and borrowing capacity, our intended use of net proceeds from our issuances of equity securities and debt financing arrangements, our prospects, optimized returns, potential growth or expansion evaluations, strategies, including without limitation, regarding product and service offerings and their expected impacts, expected capabilities of our AI-driven portfolio intelligence platform, expected adjustments to credit facility composition and evaluation of new potential debt arrangements, including impact on acquisition pace, ongoing collaborations, compliance with applicable laws, regulations and The Nasdaq Stock Market LLC (“Nasdaq”) continued listing rules, macroeconomic trends, including due to conflict in the Middle East, potential tariffs or retaliations against such tariffs, geopolitical concerns, implications due to an “ownership change” under Section 382 of the Internal Revenue Code, including limitations on our ability to use net operating losses to offset future income tax liability, and the markets in which Offerpad operates.

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
•
our transfer of the listing of our Class A common stock to Nasdaq and ability to continue meeting Nasdaq’s listing standards;
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

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Balance Sheets

		September 30,	December 31,
(in thousands, except par value per share) (Unaudited)		2026	2025
ASSETS
Current assets:
Cash and cash equivalents		$12,106	$26,543
Restricted cash		2,356	1,627
Accounts receivable		5,434	7,938
Real estate inventory		231,121	93,793
Prepaid expenses and other current assets		1,528	1,792
Total current assets		252,545	131,693
Property and equipment, net		13,699	14,673
Other non-current assets		7,928	8,405
TOTAL ASSETS	(1)	$274,172	$154,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$3,585	$1,667
Accrued and other current liabilities		9,289	8,698
Secured credit facilities and other debt, net		197,755	75,494
Secured credit facilities with a related party, net		3,429	2,582
Warrant liabilities		—	361
Total current liabilities		214,058	88,802
Revolving credit facility, net		19,715	14,650
Other long-term liabilities		12,314	13,100
Total liabilities	(2)	246,087	116,552
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,000,000 shares authorized; 5,138 and 3,721 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively		1	—
Additional paid-in capital		565,387	544,649
Accumulated deficit		(537,303)	(506,430)
Total stockholders’ equity		28,085	38,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$274,172	$154,771

________________

(1)
Consolidated assets as of September 30, 2026 and December 31, 2025 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $2,031 and $1,302; Accounts receivable, $217 and $303; Real estate inventory, $231,121 and $93,793; Prepaid expenses and other current assets, $244 and $169; Property and equipment, net, $5,557 and $5,611; Total assets, $239,170 and $101,178, respectively.
(2)
Consolidated liabilities as of September 30, 2026 and December 31, 2025 include the following liabilities for which the VIE creditors do not have recourse to Offerpad: Accounts payable, $1,665 and $398; Accrued and other current liabilities, $1,051 and $526; Secured credit facilities and other debt, net, $201,184 and $78,076; Total liabilities, $203,900 and $79,000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 4

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data) (Unaudited)	2026	2025	2026	2025
Revenue	$78,069	$132,681	$235,797	$453,694
Cost of revenue	71,573	123,345	216,627	419,662
Gross profit	6,496	9,336	19,170	34,032
Operating expenses:
Sales, marketing and operating	8,292	10,141	23,488	37,157
General and administrative	6,574	5,149	19,481	20,141
Technology and development	985	788	2,825	2,794
Total operating expenses	15,851	16,078	45,794	60,092
Loss from operations	(9,355)	(6,742)	(26,624)	(26,060)
Other income (expense):
Change in fair value and expiration of warrant liabilities	69	(987)	361	(915)
Interest expense	(2,227)	(3,646)	(5,231)	(10,833)
Other income, net	71	151	663	691
Total other expense	(2,087)	(4,482)	(4,207)	(11,057)
Loss before income taxes	(11,442)	(11,224)	(30,831)	(37,117)
Income tax expense	(10)	(380)	(42)	(447)
Net loss	$(11,452)	$(11,604)	$(30,873)	$(37,564)
Net loss per share, basic	$(2.30)	$(3.71)	$(6.43)	$(13.00)
Net loss per share, diluted	$(2.30)	$(3.71)	$(6.43)	$(13.00)
Weighted average common shares outstanding, basic	4,983	3,128	4,800	2,889
Weighted average common shares outstanding, diluted	4,983	3,128	4,800	2,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 5

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2026	4,832	$—	$563,157	$(525,851)	$37,306
Issuance of common stock upon vesting of restricted stock units	1	—	(2)	—	(2)
Issuance of common stock from Sale Agreement, net	318	1	1,246	—	1,247
Forfeiture of sponsor shares	(13)	—	—	—	—
Stock-based compensation	—	—	986	—	986
Net loss	—	—	—	(11,452)	(11,452)
Balance at September 30, 2026	5,138	$1	$565,387	$(537,303)	$28,085

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	2,771	$—	$510,541	$(486,006)	$24,535
Issuance of common stock upon exercise of stock options	6	—	168	—	168
Issuance of common stock upon vesting of restricted stock units	1	—	(3)	—	(3)
Issuance of common stock from July 2025 Offering, net	286	—	3,757	—	3,757
Issuance of 2025 Warrants, net	—	—	1,404	—	1,404
Issuance of common stock from Sale Agreement, net	429	—	20,780	—	20,780
Stock-based compensation	—	—	815	—	815
Net loss	—	—	—	(11,604)	(11,604)
Balance at September 30, 2025	3,493	$—	$537,462	$(497,610)	$39,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 6

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	3,721	$—	$544,649	$(506,430)	$38,219
Issuance of common stock upon vesting of restricted stock units	112	—	(261)	—	(261)
Issuance of common stock from January 2026 Offering, net	1,000	—	16,813	—	16,813
Issuance of common stock from Sale Agreement, net	318	1	1,246	—	1,247
Forfeiture of sponsor shares	(13)	—	—	—	—
Stock-based compensation	—	—	2,940	—	2,940
Net loss	—	—	—	(30,873)	(30,873)
Balance at September 30, 2026	5,138	$1	$565,387	$(537,303)	$28,085

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands) (Unaudited)	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	2,738	$—	$507,699	$(460,046)	$47,653
Issuance of common stock upon exercise of stock options	6	—	168	—	168
Issuance of common stock upon vesting of restricted stock units	34	—	(200)	—	(200)
Issuance of common stock from July 2025 Offering, net	286	—	3,757	—	3,757
Issuance of 2025 Warrants, net	—	—	1,404	—	1,404
Issuance of common stock from Sale Agreement, net	429	—	20,780	—	20,780
Stock-based compensation	—	—	3,854	—	3,854
Net loss	—	—	—	(37,564)	(37,564)
Balance at September 30, 2025	3,493	$—	$537,462	$(497,610)	$39,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 7

OFFERPAD SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
($ in thousands) (Unaudited)	2026	2025
Cash flows from operating activities:
Net loss	$(30,873)	$(37,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	851	712
Amortization of debt financing costs	285	700
Real estate inventory valuation adjustment	946	4,801
Stock-based compensation	2,940	3,854
Change in fair value and expiration of warrant liabilities	(361)	915
Loss on disposal of property and equipment	132	162
Changes in operating assets and liabilities:
Accounts receivable	2,504	(3,540)
Real estate inventory	(138,274)	47,006
Prepaid expenses and other assets	741	1,529
Accounts payable	1,918	(10)
Accrued and other liabilities	(195)	(2,258)
Net cash (used in) provided by operating activities	(159,386)	16,307
Cash flows from investing activities:
Purchases of property and equipment	(66)	(1,079)
Proceeds from sale of property and equipment	57	19
Net cash used in investing activities	(9)	(1,060)
Cash flows from financing activities:
Borrowings from secured credit facilities and other debt	295,706	360,641
Repayments of secured credit facilities and other debt	(172,679)	(456,293)
Payment of debt financing costs	(139)	(486)
Borrowings on revolving credit facility	5,000	15,000
Proceeds from January 2026 Offering	18,000	—
Issuance costs of January 2026 Offering	(1,187)	—
Proceeds from Sale Agreement offering	1,343	21,718
Issuance costs of Sale Agreement offering	(96)	(938)
Proceeds from July 2025 Offering	—	6,000
Issuance costs of July 2025 Offering	—	(839)
Proceeds from exercise of stock options	—	168
Payments for taxes related to stock-based awards	(261)	(200)
Net cash provided by (used in) financing activities	145,687	(55,229)
Net change in cash, cash equivalents and restricted cash	(13,708)	(39,982)
Cash, cash equivalents and restricted cash, beginning of period	28,170	73,626
Cash, cash equivalents and restricted cash, end of period	$14,462	$33,644
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$12,106	$30,959
Restricted cash	2,356	2,685
Total cash, cash equivalents and restricted cash	$14,462	$33,644
Supplemental disclosure of cash flow information:
Cash payments for interest	$6,199	$12,958
Cash payments for taxes, net	$114	$392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 8

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

The Company is headquartered in Tempe, Arizona and operates in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of September 30, 2026.

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

Reverse Stock Split

On June 3, 2026, at the Company’s 2026 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved a reverse stock split of the Company’s Class A common stock with a par value of $0.0001 per share (“common stock”) at a ratio ranging from any whole number between 1-for-5 and 1-for-50, as determined by the Company’s Board of Directors (the “Board”) in its discretion. Following the Annual Meeting, the Board approved a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. On June 8, 2026, the Company filed a certificate of amendment to its Fourth Restated Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and the Company’s common stock began trading on a split-adjusted basis at market open on June 9, 2026 under the existing symbol “OPAD”.

As a result of the Reverse Stock Split, every 10 shares of the Company’s common stock issued and outstanding at 5:00 p.m. Eastern Time on June 8, 2026 (the “Effective Time”) were automatically converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder received a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of common stock (as adjusted for the Reverse Stock Split) on the New York Stock Exchange (“NYSE”) on June 8, 2026, the last trading day immediately preceding the Effective Time.

Further, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company’s equity incentive plans and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. Additionally, for the warrants issued by the Company during July 2025, the number of shares of common stock issuable on exercise of each warrant was proportionately decreased, and the exercise price was proportionately increased.

All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 9

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

The Company recorded real estate inventory valuation adjustments of $0.2 million and $2.0 million during the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $4.8 million during the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 2. Real Estate Inventory, for further details.

Recent Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard which is intended to improve an entity’s expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items. The new standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the new standard is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027, and subsequent interim periods, using either a prospective or retrospective approach. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued a new standard which is intended to provide clarity on an entity’s interim reporting disclosure requirements. The new standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, the new standard is effective for the Company’s

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 10

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

Note 2. Real Estate Inventory

The components of real estate inventory, net of applicable lower of cost or net realizable value adjustments, consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2026	2025
Homes preparing for and under renovation	$54,763	$11,335
Homes listed for sale	145,451	62,557
Homes under contract to sell	30,907	19,901
Real estate inventory	$231,121	$93,793

Note 3. Property and Equipment

Property and equipment consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2026	2025
Leasehold improvements	$5,928	$5,963
Rooftop solar panel systems	4,864	4,935
Properties held for use	4,455	4,389
Land	1,239	1,239
Office equipment and furniture	944	1,284
Software systems	338	386
Computers and equipment	224	224
Property and equipment, gross	17,992	18,420
Less: accumulated depreciation	(4,293)	(3,747)
Property and equipment, net	$13,699	$14,673

Depreciation expense was $0.3 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $0.7 million during the nine months ended September 30, 2026 and 2025, respectively.

Note 4. Leases

As of September 30, 2026, the Company’s operating lease arrangements consist of its corporate headquarters in Tempe, Arizona, and field office facilities in certain metropolitan markets in which the Company operates in the United States. These leases typically have original lease terms of 1 year to 10 years, and some leases contain multi-year renewal options. The Company does not have any finance lease arrangements.

The Company’s operating lease costs are included in operating expenses in the accompanying condensed consolidated statements of operations. Operating lease costs were $0.4 million during each of the three months ended September 30, 2026 and 2025, and $1.2 million and $1.8 million during the nine months ended September 30, 2026 and 2025, respectively. Variable and short-term lease costs were less than $0.1 million during each of the three months ended September 30, 2026 and 2025, and less than $0.1 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 11

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Cash payments for amounts included in the measurement of operating lease liabilities	$528	$532	$1,560	$1,489
Tenant incentive allowances	$—	$—	$—	$763

	As of
	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	8.7	9.3
Weighted-average discount rate	7.5%	7.5%

There were no right-of-use assets obtained in exchange for new or acquired operating lease liabilities during each of the three and nine months ended September 30, 2026 and 2025.

The Company’s operating lease liability maturities as of September 30, 2026 are as follows:

($ in thousands)
Remainder of 2026	$528
2027	1,949
2028	1,922
2029	1,974
2030	2,029
2031	2,085
Thereafter	7,749
Total future lease payments	18,236
Less: Imputed interest	(4,847)
Total lease liabilities	$13,389

The Company’s operating lease right-of-use assets and operating lease liabilities, and the associated financial statement line items, are as follows as of the respective period ends:

		September 30,	December 31,
($ in thousands)	Financial Statement Line Items	2026	2025
Right-of-use assets	Other non-current assets	$6,969	$7,408
Lease liabilities:
Current liabilities	Accrued and other current liabilities	$1,075	$1,105
Non-current liabilities	Other long-term liabilities	12,314	13,100
Total lease liabilities		$13,389	$14,205

In October 2026, the Company agreed to terminate its corporate headquarters operating lease in Tempe, Arizona, effective November 30, 2026.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 12

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Accrued and Other Liabilities

Accrued and other current liabilities consist of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2026	2025
Home renovation	$2,481	$2,328
Payroll and other employee related expenses	1,692	1,777
Interest	1,134	613
Operating lease liabilities	1,075	1,105
Legal and professional obligations	574	591
Marketing	528	257
Other	1,805	2,027
Accrued and other current liabilities	$9,289	$8,698

The Company incurred advertising expenses of $1.7 million and $1.6 million during the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $6.0 million during the nine months ended September 30, 2026 and 2025, respectively.

Other long-term liabilities consist of the non-current portion of operating lease liabilities as of September 30, 2026 and December 31, 2025.

Note 6. Credit Facilities and Other Debt

The carrying value of the Company’s credit facilities and other debt consists of the following as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2026	2025
Senior secured credit facilities with financial institutions	$195,279	$57,957
Senior secured credit facilities with a related party	1,098	628
Senior secured debt - other	2,579	17,689
Mezzanine secured credit facilities with a related party	2,351	2,006
Revolving credit facility	20,000	15,000
Debt financing costs	(408)	(554)
Total credit facilities and other debt, net	$220,899	$92,726

The following details the classification of the Company’s credit facilities and other debt, as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2026	2025
Total credit facilities and other debt with financial institutions, net, current	$197,755	$75,494
Total credit facilities with a related party, net, current	3,429	2,582
Total credit facilities and other debt, net, current	201,184	78,076
Revolving credit facility, net, non-current	19,715	14,650
Total credit facilities and other debt, net	$220,899	$92,726

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

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 13

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

Senior Secured Credit Facilities

The following summarizes certain details related to the Company’s senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$—	$200,000	$200,000	$26,037	6.48%	January 2027	June 2027
Related party facility 2	7,500	7,500	15,000	1,098	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	21,448	9.01%	October 2026	March 2027
Senior financial institution 5	—	150,000	150,000	147,794	7.95%	August 2027	August 2027
Senior secured credit facilities	$7,500	$407,500	$415,000	$196,377

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate
Senior financial institution 1	$25,000	$175,000	$200,000	$19,173	7.07%
Senior financial institution 2	—	200,000	200,000	—	—
Senior financial institution 3	—	150,000	150,000	—	7.58%
Related party facility 1	25,539	24,461	50,000	—	9.32%
Related party facility 2	7,500	7,500	15,000	628	13.00%
Senior financial institution 4	—	50,000	50,000	3,537	10.13%
Senior financial institution 5	—	75,000	75,000	35,247	8.82%
Senior secured credit facilities	$58,039	$681,961	$740,000	$58,585

As of September 30, 2026, the Company had multiple senior secured credit facilities, including one with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a Secured Overnight Financing Rate (“SOFR”) reference rate, plus a margin which varies by facility. Additionally, the Company’s senior secured credit facilities also have interest rate floors. The Company may also pay fees on its senior secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under the Company’s senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against the Company with limited exceptions. The Company has, however, provided limited non-recourse carve-out guarantees under its senior and mezzanine secured credit facilities for certain of its special purpose entities’ obligations. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed.

During October 2026, the Company amended and restated its senior secured credit facility with financial institution 4, which, among other things, extended the revolving period to September 2027 and the final maturity date to March 2028. Additionally, in October 2026, the Company amended and restated its senior secured credit facility with financial institution 5, which, among other things, increased the uncommitted borrowing capacity to $200 million.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 14

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mezzanine Secured Credit Facilities

The following summarizes certain details related to the Company’s mezzanine secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$2,351	13.00%	March 2027	March 2027
Mezzanine secured credit facilities	$—	$35,000	$35,000	$2,351

	Borrowing Capacity			Outstanding	Weighted- Average Interest
As of December 31, 2025	Committed	Uncommitted	Total	Amount	Rate
Related party facility 1	$—	$35,000	$35,000	$2,006	13.00%
Mezzanine financial institution 1	—	45,000	45,000	—	—
Mezzanine financial institution 2	—	40,000	40,000	—	11.58%
Related party facility 2	6,811	15,189	22,000	—	13.00%
Mezzanine secured credit facilities	$6,811	$135,189	$142,000	$2,006

As of September 30, 2026, the Company had one mezzanine secured credit facility with a related party. Borrowings under the Company’s mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Additionally, the Company’s mezzanine secured credit facilities also have interest rate floors. The Company may also pay fees on its mezzanine secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Maturities

Certain of the Company’s secured credit facilities mature within the next twelve months following the date these condensed consolidated financial statements are issued. Though the Company may from time to time adjust the composition of its credit facilities to correspond with its anticipated financing requirements, which may include modifying the available capacity under such credit facilities, or realigning the credit facility provider mix, the Company expects to enter into new financing arrangements or amend its existing arrangements to meet its obligations as they come due, which the Company believes is probable based on its history of prior credit facility renewals and entering into new financing facilities. The Company believes its existing cash on hand, proceeds from the resale of homes, fees and commissions earned from its other real estate service solutions, and cash from future borrowings available under each of the Company’s existing credit facilities, or the entry into additional new debt financing arrangements or further issuances of equity securities, will be sufficient to meet its obligations as they become due in the ordinary course of business for at least twelve months following the date these condensed consolidated financial statements are issued.

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

The Company’s secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require the Company to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2026, the Company was in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 15

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Secured Debt - Other

The Company has a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of September 30, 2026 and December 31, 2025, the weighted-average interest rate under the Company’s other senior secured debt was 8.26% and 8.92%, respectively.

Revolving Credit Facility

The Company has a revolving credit facility with a three-year term expiring in July 2028. In September 2026, the Company amended its revolving credit facility, which, among other things, increased the borrowing capacity from $15.0 million to $20.0 million. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of the Company’s assets. The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of September 30, 2026, the Company was in compliance with all covenants and no event of default had occurred.

Note 7. Warrant Liabilities

As a result of the Company’s business combination on September 1, 2021, the Company had outstanding warrant liabilities consisting of 19.4 million public warrants and 2.4 million private placement warrants. Prior to the Reverse Stock Split, every 15 warrants were exercisable to purchase one share of common stock at an exercise price of $172.50 per share. As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of shares of common stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every 150 shares of common stock that could be purchased pursuant to the exercise of warrants represented one share of common stock that could be purchased pursuant to such warrants. Accordingly, every 150 warrants were exercisable for one share of common stock at an exercise price of $1,725.00 per share.

The Company’s public and private placement warrants had a five-year exercise period that ended on September 1, 2026, after which the warrants expired unexercised. Upon expiration of the public and private placement warrants, the Company derecognized the warrant liability of $0.1 million, with the corresponding offset recorded in the Change in fair value and expiration of warrant liabilities in the condensed consolidated statements of operations.

Following this expiration, the Company’s only outstanding warrants are those issued and sold during July 2025, which are equity-classified. Refer to Note 9. Stockholders’ Equity, for further details.

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

As described in Note 7. Warrant Liabilities, the Company’s public and private placement warrants expired on September 1, 2026. Prior to expiration, the public warrants were measured at fair value using Level 1 inputs and the private placement warrants were measured at fair value using Level 3 inputs.

As of December 31, 2025, the Company’s liabilities measured at fair value on a recurring basis consisted of the following:

($ in thousands)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public warrant liabilities	$226	$—	$—
Private placement warrant liabilities	$—	$—	$135

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 16

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Public Warrants

Prior to expiration, the public warrants were traded on an over-the-counter market, and the fair value of the public warrants was estimated based on the quoted market price of such warrants on the valuation date. The Company recorded changes in the fair value and the expiration of the public warrants of less than $0.1 million and $(0.7) million during the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $(0.7) million during the nine months ended September 30, 2026 and 2025, respectively. These changes are recorded in Change in fair value and expiration of warrant liabilities in the condensed consolidated statements of operations.

Private Placement Warrants

The following summarizes the changes in the Company’s private placement warrant liabilities, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$29	$84	$135	$103
Change in fair value of private placement warrants included in net loss	—	259	(106)	240
Expiration of private placement warrants included in net loss	(29)	—	(29)	—
Ending balance	$—	$343	$—	$343

Prior to expiration, the Company generally used the Black-Scholes-Merton option-pricing model to determine the fair value of the private placement warrants, with assumptions including expected volatility, expected life of the warrants, associated risk-free interest rate, and expected dividend yield.

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2026 and 2025.

Note 9. Stockholders’ Equity

Authorized Capital Stock

The Company is authorized to issue 2,100,000,000 shares of capital stock, which consist of 2,000,000,000 shares of Class A common stock and 100,000,000 shares of preferred stock, both of which have a par value of $0.0001 per share.

Class A Common Stock

Market Information

Effective August 31, 2026, the Company voluntarily transferred the listing of its common stock from the New York Stock Exchange to The Nasdaq Stock Market LLC. The Company’s common stock continues to trade under the symbol “OPAD”.

January 2026 Registered Direct Offering

During January 2026, the Company issued and sold 1,000,000 shares of its common stock for $18.00 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses (as adjusted for the Reverse Stock Split).

Sale Agreement

The Company has an active Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, under which the Company may offer and sell up to $100,000,000 of its common stock from time to time in any manner deemed to be an “at the market” offering. The Company has no obligation to sell any shares under the Sale Agreement but may do so from time to time.

During the three months ended September 30, 2026, the Company sold 318,170 shares of its common stock under the Sale Agreement for aggregate gross proceeds of $1.3 million, before commissions and other offering costs of $0.1 million. As of September 30, 2026, the Company had $68.4 million of remaining availability under the Sale Agreement.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 17

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 Warrants

During July 2025, the Company issued warrants (“2025 Warrants”) to purchase shares of its common stock. The 2025 Warrants became exercisable on January 26, 2026 and will expire on January 26, 2030. The 2025 Warrants are classified as equity securities based on the terms and conditions included in the agreements.

Prior to the Reverse Stock Split, the 2025 Warrants were exercisable to purchase up to 1,428,571 shares of the Company’s common stock and had an exercise price of $2.30 per share.

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, the number of shares of common stock issuable on exercise of each warrant was proportionately decreased and the exercise price per share was proportionately increased. Accordingly, following the Reverse Stock Split, the 2025 Warrants represent the right to purchase an aggregate of 142,857 shares of common stock, each with an exercise price of $23.00 per share.

Shares Outstanding

As of September 30, 2026, the Company had 5,137,774 shares of Class A common stock issued and outstanding.

Preferred Stock

As of September 30, 2026, there were no shares of preferred stock issued and outstanding.

Dividends

The Company’s common stock is entitled to dividends if and when any dividend is declared by the Company’s Board, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of the Company’s business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Board and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Board may deem relevant.

Note 10. Stock-Based Awards

2021 Equity Incentive Plans

Incentive Award Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Incentive Award Plan (the “2021 Plan”), the number of shares of the Company’s common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year through January 1, 2031. The overall share limit automatically increased on January 1, 2026, following which there were 7,382,591 shares reserved for issuance under the 2021 Plan. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards under the 2021 Plan and the number of shares issuable under the Company’s 2021 Plan and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. Following the Reverse Stock Split, there were 738,257 shares reserved for issuance under the 2021 Plan as of September 30, 2026.

As of September 30, 2026, the Company had outstanding restricted stock units (“RSUs”), other stock or cash-based awards, and stock options that have been granted under the 2021 Plan.

Employee Stock Purchase Plan

Pursuant to the terms of the Offerpad Solutions Inc. 2021 Employee Stock Purchase Plan (“ESPP”), the number of shares of the Company’s common stock available for issuance under the ESPP increases annually on the first day of each calendar year through January 1, 2031. The overall share limit automatically increased on January 1, 2026, following which there were 419,674 shares reserved for issuance under the ESPP. As a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock issuable under the ESPP. Following the Reverse Stock Split, there were 41,967 shares reserved for issuance under the ESPP as of September 30, 2026. No shares have been issued under the ESPP.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 18

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following summarizes RSU award activity during the nine months ended September 30, 2026, after taking into account the Reverse Stock Split:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	476	$19.61
Granted	168	7.65
Vested and settled	(149)	18.05
Forfeited	(10)	14.43
Outstanding as of September 30, 2026	485	16.06

As of September 30, 2026, 0.1 million RSUs had vested but had not yet been settled in shares of the Company’s common stock, pursuant to elections made by certain non-employee members of the Board to defer settlement thereof under the Offerpad Solutions Inc. Deferred Compensation Plan for Directors.

As of September 30, 2026, the Company had $4.4 million of unrecognized stock-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted average period of 1.76 years. The fair value of RSUs that vested and settled during the nine months ended September 30, 2026 and 2025 was $2.7 million and $2.4 million, respectively.

Other Cash or Stock-Based Awards

The Company did not grant any other cash or stock-based awards during the nine months ended September 30, 2026.

As of September 30, 2026, the Company had $0.8 million of unrecognized stock-based compensation expense related to unvested other cash or stock-based awards granted in prior periods. This expense is expected to be recognized over a weighted average period of 1.20 years.

Stock Options

The following summarizes stock option activity during the nine months ended September 30, 2026, after taking into account the Reverse Stock Split:

	Number of Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	64	$112.98	1.61	$—
Granted	—	—
Exercised	—	—
Forfeited, canceled or expired	(15)	112.12
Outstanding, vested and exercisable as of September 30, 2026	49	113.25	1.20	—

As of September 30, 2026, all of the Company’s outstanding stock options were fully vested, and all associated stock-based compensation expense has been recognized. The fair value of stock options that vested during each of the nine months ended September 30, 2026 and 2025 was immaterial.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 19

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

The following details stock-based compensation expense for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Sales, marketing and operating	$109	$119	$437	$809
General and administrative	815	644	2,297	2,649
Technology and development	62	52	206	396
Stock-based compensation expense	$986	$815	$2,940	$3,854

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

The following summarizes the assets and liabilities related to the VIEs as of the respective period ends:

	September 30,	December 31,
($ in thousands)	2026	2025
Assets
Restricted cash	$2,031	$1,302
Accounts receivable	217	303
Real estate inventory	231,121	93,793
Prepaid expenses and other current assets	244	169
Property and equipment, net	5,557	5,611
Total assets	$239,170	$101,178
Liabilities
Accounts payable	$1,665	$398
Accrued and other current liabilities	1,051	526
Secured credit facilities and other debt, net	201,184	78,076
Total liabilities	$203,900	$79,000

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 20

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

The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(11,452)	$(11,604)	$(30,873)	$(37,564)
Denominator:
Weighted average common shares outstanding, basic	4,983	3,128	4,800	2,889
Dilutive effect of restricted stock units (1)	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of 2025 Warrants	—	—	—	—
Weighted average common shares outstanding, diluted	4,983	3,128	4,800	2,889
Net loss per share, basic	$(2.30)	$(3.71)	$(6.43)	$(13.00)
Net loss per share, diluted	$(2.30)	$(3.71)	$(6.43)	$(13.00)
Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive restricted stock units (1)	396	213	438	100
Anti-dilutive stock options	49	70	55	77
Anti-dilutive 2025 Warrants	143	143	143	143
Anti-dilutive warrants	—	145	—	145
Anti-dilutive performance-based restricted stock units	—	—	—	2

(1) Due to the net loss during each of the three and nine months ended September 30, 2026 and 2025, no dilutive securities were included in the calculation of diluted loss per share because they would have been anti-dilutive.

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

The following details income tax information for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income tax expense	$(10)	$(380)	$(42)	$(447)
Effective tax rate	0.1%	3.4%	0.1%	1.2%

The Company’s effective tax rate during the three and nine months ended September 30, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards. The valuation allowance recorded against the Company’s net deferred tax assets was $133.0 million as of September 30, 2026.

As of September 30, 2026, the Company continues to have a full valuation allowance recorded against its net deferred tax assets and will continue to evaluate its valuation allowance in future periods for any change in circumstances that causes a change in judgment about the realizability of the deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased, if objective negative evidence in the form of cumulative losses is no longer present, and if the Company employs tax planning strategies in the future.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 21

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

Note 14. Related-Party Transactions

LL Credit Facilities

As of September 30, 2026, the Company had one senior secured credit facility and one mezzanine secured credit facility with affiliates of LL Capital Partners I, L.P. (“LL Capital”), a related party. Roberto Sella, who is a member of the Board and holds more than 5% of the Company’s common stock, is the managing partner of LL Funds, LLC.

The following summarizes certain details related to these facilities, which are further described in Note 6. Credit Facilities and Other Debt:

	As of September 30, 2026		As of December 31, 2025
($ in thousands)	Borrowing Capacity	Outstanding Amount	Borrowing Capacity	Outstanding Amount
Senior secured credit facilities with a related party	$15,000	$1,098	$65,000	$628
Mezzanine secured credit facilities with a related party	$35,000	$2,351	$57,000	$2,006

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

The Company paid interest for borrowings under the LL credit facilities of $0.1 million and $1.0 million during the three months ended September 30, 2026 and 2025, respectively, and $0.3 million and $3.8 million during the nine months ended September 30, 2026 and 2025, respectively.

Use of First American Financial Corporation’s Services

First American Financial Corporation (“First American”), which holds more than 5% of the Company’s common stock, through its subsidiaries is a provider of title insurance and settlement services for real estate transactions and a provider of property data services. Additionally, Kenneth DeGiorgio, who is a member of the Company’s Board, was the chief executive officer of First American through early April 2025. The Company uses First American’s services in the ordinary course of its home-buying and home-selling activities. The Company paid First American less than $0.1 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $2.2 million during the nine months ended September 30, 2026 and 2025, respectively, for its services, inclusive of the fees for property data services.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 22

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation of Immediate Family Members of Brian Bair

Offerpad employs Brian Bair’s brother and sister-in-law, Mr. Vaughn Bair and Ms. Katie Bullard, respectively. The following details the total compensation paid to Mr. Vaughn Bair and Ms. Katie Bullard during each of the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Mr. Vaughn Bair	$114	$114	$435	$435
Ms. Katie Bullard	41	41	159	128
Total compensation paid	$155	$155	$594	$563

The Company did not grant any equity awards to Mr. Vaughn Bair or Ms. Katie Bullard during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company granted 43,043 RSUs to Mr. Vaughn Bair and 2,000 RSUs to Ms. Katie Bullard.

Note 15. Commitments and Contingencies

Home Purchase Commitments

As of September 30, 2026, the Company was under contract to purchase 133 homes for an aggregate purchase price of $40.9 million.

Lease Commitments

As of September 30, 2026, the Company’s operating lease arrangements consist of its corporate headquarters in Tempe, Arizona, and field office facilities in certain metropolitan markets in which the Company operates in the United States. Refer to Note 4. Leases, for further details.

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

Class Action Alleging Breach of Fiduciary Duties

On August 26, 2024, a purported stockholder of Offerpad (the “Plaintiff”) filed a complaint against Alexander Klabin, Spencer Rascoff, Ken Fox, Jim Lanzone, Gregg Renfrew, Rajeev Singh, Robert Reid, Michael Clifton, Supernova Partners, LLC (the “Supernova Defendants”), Brian Bair, and Michael Burnett (the “Offerpad Defendants”). The case is captioned In re Supernova Partners Acquisition Co. SPAC Litigation, C.A. No. 2024-0887 (Del. Ch.) (the “Complaint”). The Complaint generally alleges that the Supernova Defendants breached their fiduciary duties, with the Offerpad Defendants aiding and abetting these breaches, in connection with the merger between OfferPad, Inc. and Supernova Partners Acquisition Company, Inc. on September 1, 2021. The Complaint seeks, among other things, monetary damages, disgorgement of any unjust enrichment, rescissory damages, pre-judgment and post-judgment interest, and reasonable attorneys’ fees and costs. On September 19, 2024, proceedings related to the Complaint were temporarily stayed. On February 24, 2025, the court dismissed the Offerpad Defendants and Supernova Partners, LLC from the Complaint without prejudice, which terminated the case as to the Offerpad Defendants. On June 30, 2025, the Plaintiff filed a notice lifting the stay, which became effective immediately. In October 2025, the parties reached an agreement in principle to resolve the matter. The settlement remains subject to court approval, which is not assured. A settlement hearing has been scheduled for December 2, 2026. The Company’s accrual associated with this matter as of September 30, 2026 reflects the terms of the agreement in principle to resolve the matter. Notwithstanding such agreement, in regard to the remaining allegations against the remaining Supernova Defendants, because of the many questions of fact and law that may arise, the outcome of this legal proceeding remains uncertain at this point.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 23

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

No individual customer accounted for more than 10% of the Company’s consolidated revenue during the three and nine months ended September 30, 2026 and 2025.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 24

OFFERPAD SOLUTIONS INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following details segment financial information for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue:
Cash Offer	$72,213	$122,783	$217,457	$428,687
Renovate	5,179	8,487	15,669	20,216
Other	677	1,411	2,671	4,791
Total revenue	78,069	132,681	235,797	453,694
Cost of revenue:
Cash Offer (1)	67,425	116,430	203,909	403,079
Renovate	3,972	6,714	12,316	16,071
Other	176	201	402	512
Total cost of revenue	71,573	123,345	216,627	419,662
Gross profit:
Cash Offer	4,788	6,353	13,548	25,608
Renovate	1,207	1,773	3,353	4,145
Other	501	1,210	2,269	4,279
Total gross profit	6,496	9,336	19,170	34,032
Operating expenses:
Sales, marketing and operating	8,292	10,141	23,488	37,157
General and administrative	6,574	5,149	19,481	20,141
Technology and development	985	788	2,825	2,794
Total operating expenses	15,851	16,078	45,794	60,092
Loss from operations	(9,355)	(6,742)	(26,624)	(26,060)
Other income (expense):
Change in fair value and expiration of warrant liabilities	69	(987)	361	(915)
Interest expense	(2,227)	(3,646)	(5,231)	(10,833)
Other income, net	71	151	663	691
Total other expense	(2,087)	(4,482)	(4,207)	(11,057)
Loss before income taxes	$(11,442)	$(11,224)	$(30,831)	$(37,117)

(1) Includes real estate inventory valuation adjustments of $0.2 million and $2.0 million during the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $4.8 million during the nine months ended September 30, 2026 and 2025, respectively.

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

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 25

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

Overview

Our Business

We are a real estate solutions company focused on giving homeowners more control, flexibility, and choice when buying and selling a home. We combine proprietary technology with local real estate expertise to simplify the home sale process and reduce friction across the transaction lifecycle, helping customers move forward with speed, transparency, and confidence. We provide cash offers, brokerage services, access to additional cash buyers through marketplace-enabled capabilities, and renovation services that support both internal transactions and third-party partners. Founded in 2015, we have transacted on homes representing approximately $12.4 billion of aggregate revenue through September 30, 2026.

We are headquartered in Tempe, Arizona and operate in over 1,900 cities and towns in 27 metropolitan markets across 18 states as of September 30, 2026.

Current Economic Conditions and Health of the U.S. Residential Real Estate Industry

Our business and operating results are impacted by general economic conditions and the health of the U.S. residential real estate industry, particularly the single-family home resale market. Our Cash Offer solution, the foundation of our business and the source of the substantial majority of our consolidated revenue, depends on a high volume of residential real estate transactions in the markets where we operate. While we have expanded our services beyond Cash Offer, including renovation services through our Renovate solution and other services designed to meet the needs of sellers and partners across multiple transaction paths, U.S. residential real estate transaction volumes continue to affect substantially all of the ways we generate revenue.

During the third quarter of 2026, market conditions became more challenging as a rapid rise in mortgage interest rates, elevated inflation, and continued macroeconomic and geopolitical concerns, including the ongoing Middle East conflict, compounded the housing affordability pressures and weakened consumer confidence that have persisted for an extended period. The average thirty-year fixed mortgage rate rose from approximately 6.5% at the end of June 2026 to approximately 7.0% at the end of September, and reached approximately 7.4% in early October, the highest level since late 2023.

The higher mortgage rate environment reflects persistent inflation and a significant increase in long-term U.S. Treasury yields, with the 10-year Treasury yield rising from approximately 4.5% at the end of June 2026 to approximately 5.3% at the end of September, and reaching its highest level since 2002 in early October. Consumer prices remained elevated during the third quarter, driven in part by higher energy and fuel prices, as the Middle East conflict kept crude oil prices well above pre-conflict levels. In response to the inflationary pressures, the Federal Reserve Board raised its benchmark interest rate by 25 basis points in September 2026, its first increase since 2023. While the Federal Reserve Board did not raise its benchmark interest rate in October 2026, additional rate increases may occur in the future.

The cumulative impact of these factors has further impacted consumer demand for residential real estate. Existing-home sales declined to a seasonally adjusted annual rate of approximately 4.0 million in September 2026, the lowest level since mid-2025, while the inventory of homes listed for sale rose to its highest level since 2019. In September 2026, the number of homes under contract declined, and the share of listings with a price reduction reached its highest level for any September since 2018, reflecting increased pricing pressure in the resale market.

In response to the market conditions during the first nine months of 2026, we have remained focused on refining our operating model to improve acquisition accuracy, customer engagement, and capital efficiency, including through our AI-powered homeowner intelligence and portfolio intelligence platforms, which help us assess and adjust more quickly to changes in local market conditions. We have continued to sell through our aged real estate inventory, which represented less than 3% of our total real estate inventory balance as of September 30, 2026, and the average holding period of homes sold decreased from 141

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 26

days in the second quarter of 2026 to 104 days in the third quarter, which is within our target range of 100 to 120 days and is the lowest level since the fourth quarter of 2023.

This progress, together with more efficient underwriting enabled by our portfolio intelligence platform, allowed us to increase our home acquisition pace, acquiring 605 homes in the third quarter of 2026 compared to 268 homes in the second quarter and 159 homes in the first quarter. After intentionally reducing our acquisition pace throughout 2025, which left us with fewer homes in our real estate inventory, we increased acquisitions to improve the quality of our inventory mix and continue optimizing our capital allocation across our highest performing and most efficient markets.

Given the current market conditions, we remain committed to growing our other real estate service solutions and, within our Cash Offer solution, proactively optimizing our capital allocation across our highest performing and most efficient markets while using pricing adjustments and other incentives to drive consumer demand. These pricing adjustments have had a negative impact on our operating results over the past few years. Additionally, the sharp increase in mortgage interest rates, elevated inflation, and uncertainty regarding near-term macroeconomic conditions, which has been amplified by the Middle East conflict, make it increasingly difficult to predict the near-term direction of mortgage interest rates and consumer demand. Further, because borrowings under our secured credit facilities bear interest at a floating rate based on SOFR plus a margin, higher interest rates increase the cost of financing our real estate inventory, which has become more significant as we have increased our home acquisition pace during 2026. Inflation may also increase the cost of materials and labor for renovating homes in our real estate inventory.

We anticipate the ongoing economic uncertainties and affordability pressures will continue to affect consumer purchasing behavior during the fourth quarter of 2026. Given the recent rapid rise in mortgage interest rates and the seasonality of the residential real estate market, we began slowing our home acquisition pace in October and expect to continue doing so for the foreseeable future. As a result of these market dynamics, there is an increased risk that we may not sell the homes we acquire at our anticipated margins or within our expected holding periods, and we may be required to use pricing adjustments and incentives in the future and may further reduce our real estate inventory or home acquisition pace in future periods in response to prevailing market conditions.

2026 Capital Raising Activities

During 2026, we have been focusing on strategically strengthening our presence within existing markets through our various real estate service solutions, expanding our operations and implementing our long-term strategic initiatives over time. In connection with these efforts, we executed the following transactions to strengthen our balance sheet and support key growth initiatives:

•
January 2026 Registered Direct Offering – In January 2026, we issued and sold 1,000,000 shares of our Class A common stock (“common stock”) for $18.00 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses (as adjusted for the Reverse Stock Split).
•
Sale Agreement – During the three months ended September 30, 2026, we sold 318,170 shares of our common stock under the Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, for aggregate gross proceeds of $1.3 million, before commissions and other offering costs of $0.1 million. As of September 30, 2026, we had $68.4 million of remaining availability under the Sale Agreement.
•
Revolving Credit Facility – In September 2026, we amended our revolving credit facility, which, among other things, increased the borrowing capacity from $15.0 million to $20.0 million.

Transfer to The Nasdaq Stock Market LLC

In August 2026, our board of directors (the “Board”) authorized the voluntary withdrawal of our common stock listing from the New York Stock Exchange (“NYSE”) and transfer of the listing of our common stock to The Nasdaq Capital Market. We subsequently ceased trading of our common stock on the NYSE at the close of trading on August 28, 2026 and we began trading our common stock on The Nasdaq Stock Market LLC on August 31, 2026.

Factors Affecting Our Performance

We believe our performance and future success depend on a variety of factors that present significant opportunities for our business but also present risks and challenges that could adversely impact our growth and profitability, including those discussed in Overview above, along with those discussed below.

Market Penetration in Existing Markets

The U.S. residential real estate market is substantial, with 4.4 million homes sold for a total transaction value of roughly $1.8 trillion during 2025, and is highly fragmented with a significant number of licensed real estate agents and real estate brokerages. In 2025, the total residential real estate transactions in our active metropolitan markets as of December 31, 2025 covered roughly 22% of the 4.4 million homes sold during the year, and we estimate that we captured roughly 0.2% of such

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 27

transactions. Given this high degree of fragmentation, we believe that giving homeowners more control, flexibility, and choice when buying and selling a home through our real estate service solutions could lead to continued market share growth and accelerated adoption of the digital model. We have demonstrated higher market share in certain markets over time, providing the backdrop to grow our overall market penetration as we focus on the expansion of our various real estate service solutions in existing markets. Additionally, we anticipate our market share will increase over time as we invest in additional brand marketing, strengthen our local partnerships and continue improving customer awareness of our offerings.

Expansion into New Markets

Since our launch in 2015, we have expanded our real estate operations into 27 metropolitan markets as of September 30, 2026. We have been strategic in our approach to growing our market footprint and have focused on geographic diversification across high population growth cities with affordable median sales prices and increasing employment characteristics. Given this current coverage, we believe there is significant opportunity to both increase market penetration in our existing markets and to grow our business through new market expansion over the long term. Also, because of our strategic approach in offering four complementary solutions that serve sellers and partners across multiple transaction paths, we believe a significant portion of the total addressable market is serviceable with our business model. As we expand our reach through our various service offerings, we expect to continue to serve customers in markets beyond our direct service area. Further, this strategic approach has historically enabled us to enter into new markets to offer certain of our service offerings, without offering all of our buying and selling services in such markets. In connection with this approach, we are currently offering renovation services in select markets in which we operate.

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

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 28

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

Operating Leverage

We utilize our technology and product teams to design systems and workflows to make our operations teams more efficient and able to support and scale with the business. Many positions are considered volume-based, and as our business grows over the longer term, we plan to focus on developing more automation tools to gain additional leverage. Additionally, in periods when our business is growing, we expect to be able to gain operating leverage on portions of our cost structure that are more fixed in nature as opposed to purely variable. These types of costs include general and administrative expenses and certain marketing and information technology expenses, which generally grow at a slower pace than proportional to revenue growth.

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

Seasonality

The residential real estate market is seasonal and varies from market to market. Typically, the greatest number of transactions occurs in the spring and summer, with fewer transactions occurring in the fall and winter. Our financial results, including revenue, margins, real estate inventory, and financing costs, have historically had seasonal characteristics generally consistent with the residential real estate market, a trend we expect to continue in the future, subject to the market conditions discussed above.

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

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 29

During the first quarter of 2026, we launched the first iteration of SCOUT, our AI-powered homeowner intelligence platform, across all markets. SCOUT integrates seller inputs with third-party data, public records, and proprietary data and is designed to inform acquisition and routing decisions prior to a cash offer or other solution being presented to the seller.

During 2026, we have also deployed multiple versions of HENRY, our portfolio intelligence platform. HENRY combines structured and unstructured data about a home, including macro- and micro-economic factors, structural characteristics, and nearby disamenities, to estimate an after-renovation value in a fraction of the time required by traditional underwriting, and does so in a consistent and repeatable manner. We believe this approach produces more accurate valuations than traditional automated valuation models. We have also deployed AI-driven inspection and renovation estimation tools within HENRY. Together, these mark a major step toward a platform designed to evaluate each property in the context of portfolio performance, one that we expect, over time, will integrate market data, renovation outcomes, and capital criteria to support pricing, acquisition, and asset management decisions across the full home lifecycle.

We believe the implementation of our portfolio intelligence platform during 2026, combined with the extensive real estate experience of our internal teams, will allow us to better assess and more quickly adjust to changes in the local housing market conditions, and manage and mitigate our risk exposure more effectively.

During the third quarter of 2026, the average holding period of homes sold decreased to 104 days, compared to 141 days in the second quarter of 2026. The decrease reflects the continued sell-through of our aged real estate inventory, which represented less than 3% of our real estate inventory balance as of September 30, 2026, and our increased home acquisition pace, which shifted our real estate inventory mix toward more recently acquired homes.

The average holding period typically increases in the fourth quarter due to seasonality in the real estate market during the fall and winter months. We expect this seasonal increase to be largely offset by the greater proportion of recently acquired homes in our real estate inventory, and we currently anticipate an average holding period of approximately 105 days in the fourth quarter of 2026.

However, the residential real estate market has become more challenging as a result of macroeconomic conditions, including the rapid rise in mortgage interest rates during the third quarter of 2026. In response, and to manage our risk exposure, we began slowing our home acquisition pace in October and expect to continue doing so for the foreseeable future. While this will help us manage our real estate inventory levels, a significant portion of our real estate inventory was acquired during the third quarter, and a slower acquisition pace together with more difficult market conditions may result in a longer average holding period in future periods. A longer holding period would increase our holding costs, including interest on our credit facilities, and our exposure to changes in home prices.

Non-GAAP Financial Measures

In addition to our results of operations below, we report certain financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit and net income. We may calculate or present our non-GAAP financial measures differently than other companies that report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.

Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins)

To provide investors with additional information regarding our margins, we have included Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest (and related margins), which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit, and Contribution Profit After Interest are useful financial measures for investors as they are used by management in evaluating unit-level economics and operating performance across our markets. Each of these measures is intended to present the economics related to the number of homes sold or other real estate transactions during a given period. We do so by including revenue generated from our Cash Offer, Cash Offer Marketplace, and Brokerage Services solutions in the period and only the expenses that are directly attributable to these transactions, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in real estate inventory as of the end of the period presented. Contribution Profit provides investors a measure to assess our ability to generate returns during a reporting period after considering home acquisition costs, renovation and repair costs, and adjusting for holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including interest costs (including senior and mezzanine secured credit facilities and other senior secured debt) attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on our homes sold and other real estate transactions after considering the costs directly related to such transactions in a presented period.

Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest (and related margins) are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 30

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

Contribution Profit / Margin

We calculate Contribution Profit as Adjusted Gross Profit, minus (1) direct selling costs incurred on homes sold during the presented period, minus (2) holding costs incurred in the current period on homes sold during the period recorded in sales, marketing and operating, minus (3) holding costs incurred in prior periods on homes sold in the current period recorded in sales, marketing and operating, plus (4) other income, net, which is primarily composed of interest income earned on our cash and cash equivalents. The composition of our holding costs is described in the footnotes to the reconciliation table below. We define Contribution Margin as Contribution Profit as a percentage of revenue.

We view this metric as an important measure of business performance as it captures the unit-level performance isolated to real estate transactions in a given period and provides comparability across reporting periods. Contribution Profit helps management assess inflows and outflows directly associated with a specific resale cohort.

Contribution Profit / Margin After Interest

We define Contribution Profit After Interest as Contribution Profit, minus (1) interest expense associated with homes sold in the presented period and recorded in cost of revenue, minus (2) interest expense associated with homes sold in the presented period, recorded in cost of sales, and previously excluded from Adjusted Gross Profit, and minus (3) interest expense under our senior and mezzanine secured credit facilities and other senior secured debt incurred on homes sold during the period. This includes interest expense recorded in prior periods in which the sale occurred. Our senior and mezzanine secured credit facilities and other senior secured debt are secured by our homes in real estate inventory and drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “—Liquidity and Capital Resources—Financing Activities.” We define Contribution Margin After Interest as Contribution Profit After Interest as a percentage of revenue.

We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when fully burdened with costs of financing.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 31

The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit (Loss) and Contribution Profit (Loss) After Interest to our Gross Profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, homes sold, and real estate transactions, unaudited)	2026	2025	2026	2025
Gross profit (GAAP)	$6,496	$9,336	$19,170	$34,032
Gross margin	8.3%	7.0%	8.1%	7.5%
Homes sold	210	367	627	1,279
Gross profit per home sold	$30.9	$25.4	$30.6	$26.6
Total real estate transactions (1)	324	474	882	1,561
Gross profit per real estate transaction	$20.0	$19.7	$21.7	$21.8
Adjustments:
Real estate inventory valuation adjustment - current period (2)	285	2,005	371	2,717
Real estate inventory valuation adjustment - prior period (3)	(313)	(1,056)	(1,022)	(2,741)
Interest expense capitalized (4)	479	951	1,704	3,614
Adjusted gross profit	$6,947	$11,236	$20,223	$37,622
Adjusted gross margin	8.9%	8.5%	8.6%	8.3%
Adjustments:
Direct selling costs (5)	(1,723)	(3,471)	(5,469)	(11,999)
Holding costs on sales - current period (6)(7)	(195)	(436)	(818)	(1,957)
Holding costs on sales - prior period (6)(8)	(109)	(435)	(549)	(1,007)
Other income, net (9)	71	151	663	691
Contribution profit	$4,991	$7,045	$14,050	$23,350
Contribution margin	6.4%	5.3%	6.0%	5.1%
Homes sold	210	367	627	1,279
Contribution profit per home sold	$23.8	$19.2	$22.4	$18.3
Total real estate transactions (1)	324	474	882	1,561
Contribution profit per real estate transaction	$15.4	$14.9	$15.9	$15.0
Adjustments:
Interest expense capitalized (4)	(479)	(951)	(1,704)	(3,614)
Interest expense on homes sold - current period (10)	(91)	(1,252)	(650)	(6,579)
Interest expense on homes sold - prior period (11)	(254)	(1,823)	(1,624)	(4,204)
Contribution profit after interest	$4,167	$3,019	$10,072	$8,953
Contribution margin after interest	5.3%	2.3%	4.3%	2.0%
Homes sold	210	367	627	1,279
Contribution profit after interest per home sold	$19.8	$8.2	$16.1	$7.0
Total real estate transactions (1)	324	474	882	1,561
Contribution profit after interest per real estate transaction	$12.9	$6.4	$11.4	$5.7
(1)
Total real estate transactions represents the total number of closed real estate transactions including Cash Offer homes sold, Cash Offer Marketplace transactions, and listings closed under our Brokerage Services solutions.
(2)
Real estate inventory valuation adjustment – current period represents the real estate inventory valuation adjustments recorded during the period presented associated with homes that remain in real estate inventory at period end.
(3)
Real estate inventory valuation adjustment – prior period represents the real estate inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(4)
Interest expense capitalized represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.
(5)
Direct selling costs represent selling costs incurred related to homes sold in the period presented. This primarily includes broker commissions and title and escrow closing fees.
(6)
Holding costs primarily include insurance, utilities, homeowners association dues, property taxes, cleaning, and maintenance costs.
(7)
Represents holding costs incurred on homes sold in the period presented and expensed to Sales, marketing and operating on the Condensed Consolidated Statements of Operations.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 32

(8)
Represents holding costs incurred in prior periods on homes sold in the period presented and expensed to Sales, marketing and operating on the Condensed Consolidated Statements of Operations.
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

Adjusted Net Income (Loss) and Adjusted EBITDA

We also present Adjusted Net Income (Loss) and Adjusted EBITDA, which are non-GAAP financial measures that our management team uses to assess our underlying financial performance. We believe these measures provide insight into period over period performance, adjusted for non-recurring or non-cash items.

We calculate Adjusted Net Income (Loss) as GAAP Net Income (Loss) adjusted for the change in fair value and expiration of warrant liabilities. We define Adjusted Net Income (Loss) Margin as Adjusted Net Income (Loss) as a percentage of revenue.

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

The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our GAAP Net Income (Loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages, unaudited)	2026	2025	2026	2025
Net loss (GAAP)	$(11,452)	$(11,604)	$(30,873)	$(37,564)
Change in fair value and expiration of warrant liabilities	(69)	987	(361)	915
Adjusted net loss	$(11,521)	$(10,617)	$(31,234)	$(36,649)
Adjusted net loss margin	(14.8)%	(8.0)%	(13.2)%	(8.1)%
Adjustments:
Interest expense	2,227	3,646	5,231	10,833
Amortization of capitalized interest (1)	479	951	1,704	3,614
Income tax expense	10	380	42	447
Depreciation	279	253	851	712
Stock-based compensation	986	815	2,940	3,854
Adjusted EBITDA	$(7,540)	$(4,572)	$(20,466)	$(17,189)
Adjusted EBITDA margin	(9.7)%	(3.4)%	(8.7)%	(3.8)%
(1)
Amortization of capitalized interest represents all interest related costs under our senior and mezzanine secured credit facilities and other senior secured debt, incurred on homes sold in the period presented that were capitalized and expensed in cost of sales at the time of sale.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 33

Results of Operations

The following details our consolidated results of operations and includes a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Cash Offer	$72,213	$122,783	$(50,570)	(41.2)%
Renovate	5,179	8,487	(3,308)	(39.0)%
Other	677	1,411	(734)	(52.0)%
Total revenue	78,069	132,681	(54,612)	(41.2)%
Cost of revenue:
Cash Offer	67,425	116,430	(49,005)	(42.1)%
Renovate	3,972	6,714	(2,742)	(40.8)%
Other	176	201	(25)	(12.4)%
Total cost of revenue	71,573	123,345	(51,772)	(42.0)%
Gross profit:
Cash Offer	4,788	6,353	(1,565)	(24.6)%
Renovate	1,207	1,773	(566)	(31.9)%
Other	501	1,210	(709)	(58.6)%
Total gross profit	6,496	9,336	(2,840)	(30.4)%
Operating expenses:
Sales, marketing and operating	8,292	10,141	(1,849)	(18.2)%
General and administrative	6,574	5,149	1,425	27.7%
Technology and development	985	788	197	25.0%
Total operating expenses	15,851	16,078	(227)	(1.4)%
Loss from operations	(9,355)	(6,742)	(2,613)	38.8%
Other income (expense):
Change in fair value and expiration of warrant liabilities	69	(987)	1,056	*
Interest expense	(2,227)	(3,646)	1,419	(38.9)%
Other income, net	71	151	(80)	(53.0)%
Total other expense	(2,087)	(4,482)	2,395	(53.4)%
Loss before income taxes	(11,442)	(11,224)	(218)	1.9%
Income tax expense	(10)	(380)	370	(97.4)%
Net loss	$(11,452)	$(11,604)	$152	(1.3)%

* Not meaningful

Revenue

Our consolidated revenue decreased by $54.6 million, or 41.2%, to $78.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Cash Offer revenue decreased by $50.6 million, or 41.2%, to $72.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to lower sales volumes as we sold 210 homes during the three months ended September 30, 2026 compared to 367 homes during the three months ended September 30, 2025, representing a decrease of 42.8%. This decrease in homes sold was primarily due to the increased level of uncertainty in the residential real estate market and our associated intentional reduction in home acquisition pace throughout 2025, which left us with fewer homes in our real estate inventory available for sale during the third quarter of 2026.

This decrease in homes sold was partially offset by an increase in the average resale home price from $342,000 in the three months ended September 30, 2025 to $351,000 in the three months ended September 30, 2026. This increase was primarily due to higher average acquisition prices of homes sold during the period, along with fewer price reductions, as homes sold during the three months ended September 30, 2026 were held for a shorter period on average than homes sold during the three months ended September 30, 2025.

Renovate revenue decreased by $3.3 million, or 39.0%, to $5.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in Renovate revenue was primarily attributable to a

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 34

decrease in renovation volumes. We completed 400 renovation projects during the three months ended September 30, 2026 compared to 525 renovation projects during the three months ended September 30, 2025, representing a decrease of 23.8%. The decrease in Renovate revenue was also due to a decrease in the average renovation revenue per project from $16,200 during the third quarter of 2025 to $12,900 during the third quarter of 2026.

Other revenue, which includes revenue generated by our Cash Offer Marketplace and Brokerage Services solutions, decreased by $0.7 million, or 52.0%, to $0.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in revenue was primarily due to a decrease in the number of Cash Offer Marketplace transactions during the third quarter of 2026 as compared to the third quarter of 2025.

Cost of Revenue

Our consolidated cost of revenue decreased by $51.8 million, or 42.0%, to $71.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Cash Offer cost of revenue decreased by $49.0 million, or 42.1%, to $67.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily attributable to lower sales volumes.

Renovate cost of revenue decreased by $2.7 million, or 40.8%, to $4.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily attributable to a decrease in the volume of renovation projects during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was also due to a lower average renovation cost per project of $9,900 during the third quarter of 2026 compared to $12,800 during the third quarter of 2025.

Other cost of revenue was $0.2 million during each of the three months ended September 30, 2026 and 2025 and principally includes costs associated with Cash Offer Marketplace transactions in both periods.

Gross Profit

Our consolidated gross profit margin was 8.3% for the three months ended September 30, 2026 compared to 7.0% for the three months ended September 30, 2025.

Cash Offer gross profit margin was 6.6% for the three months ended September 30, 2026 compared to 5.2% for the three months ended September 30, 2025. The increase in gross profit margin was primarily due to a decrease in the real estate inventory valuation adjustment, from $2.0 million during the three months ended September 30, 2025 to $0.2 million during the three months ended September 30, 2026, along with a lower average real estate inventory holding period during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Renovate gross profit margin was 23.3% for the three months ended September 30, 2026 compared to 20.9% for the three months ended September 30, 2025. The increase in gross profit margin was primarily due to a shift in the mix of our renovation projects and the associated project and service fees.

Other gross profit margin was 74.0% for the three months ended September 30, 2026 compared to 85.8% for the three months ended September 30, 2025. The decrease in gross profit margin was primarily due to a shift in the product mix of the service offerings included in Other. Our Cash Offer Marketplace offering, which includes Direct+ partners, generally has one of the higher margin profiles of the offerings included within Other gross profit, and represented a smaller component of Other gross profit during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $1.8 million, or 18.2%, to $8.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily attributable to reduced variable costs associated with the decrease in homes sold.

General and Administrative

General and administrative expense increased by $1.4 million, or 27.7%, to $6.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily attributable to increased fees associated with legal and other professional obligations and increased average employee headcount.

Technology and Development

Technology and development expense increased by $0.2 million, or 25.0%, to $1.0 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily attributable to higher third-party consulting fees and increased average employee headcount, which was partially offset by lower software subscription fees.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 35

Change in Fair Value and Expiration of Warrant Liabilities

Change in fair value and expiration of warrant liabilities during the three months ended September 30, 2026 represents a gain of $0.1 million as a result of the expiration of our warrant liabilities, and a loss of $1.0 million during the three months ended September 30, 2025, as a result of the fair value adjustment of our warrant liabilities.

Interest Expense

Interest expense decreased by $1.4 million, or 38.9%, to $2.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $31.7 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $192.5 million during the three months ended September 30, 2025 to $160.8 million during the three months ended September 30, 2026. The decrease in expense was also due to a 0.4% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt. These decreases were partially offset by interest expense associated with our revolving credit facility, which was entered into during July 2025, and an additional $5.0 million borrowed under the facility in September 2026.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the three months ended September 30, 2026 and 2025, along with losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of less than $0.1 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively, and our effective tax rate was an expense of 0.1% and 3.4% during the respective periods. Our effective tax rate during the three months ended September 30, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 36

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Cash Offer	$217,457	$428,687	$(211,230)	(49.3)%
Renovate	15,669	20,216	(4,547)	(22.5)%
Other	2,671	4,791	(2,120)	(44.2)%
Total revenue	235,797	453,694	(217,897)	(48.0)%
Cost of revenue:
Cash Offer	203,909	403,079	(199,170)	(49.4)%
Renovate	12,316	16,071	(3,755)	(23.4)%
Other	402	512	(110)	(21.5)%
Total cost of revenue	216,627	419,662	(203,035)	(48.4)%
Gross profit:
Cash Offer	13,548	25,608	(12,060)	(47.1)%
Renovate	3,353	4,145	(792)	(19.1)%
Other	2,269	4,279	(2,010)	(47.0)%
Total gross profit	19,170	34,032	(14,862)	(43.7)%
Operating expenses:
Sales, marketing and operating	23,488	37,157	(13,669)	(36.8)%
General and administrative	19,481	20,141	(660)	(3.3)%
Technology and development	2,825	2,794	31	1.1%
Total operating expenses	45,794	60,092	(14,298)	(23.8)%
Loss from operations	(26,624)	(26,060)	(564)	2.2%
Other income (expense):
Change in fair value and expiration of warrant liabilities	361	(915)	1,276	*
Interest expense	(5,231)	(10,833)	5,602	(51.7)%
Other income, net	663	691	(28)	(4.1)%
Total other expense	(4,207)	(11,057)	6,850	(62.0)%
Loss before income taxes	(30,831)	(37,117)	6,286	(16.9)%
Income tax expense	(42)	(447)	405	(90.6)%
Net loss	$(30,873)	$(37,564)	$6,691	(17.8)%

* Not meaningful

Revenue

Our consolidated revenue decreased by $217.9 million, or 48.0%, to $235.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Cash Offer revenue decreased by $211.2 million, or 49.3%, to $217.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to lower sales volumes as we sold 627 homes during the nine months ended September 30, 2026 compared to 1,279 homes during the nine months ended September 30, 2025, representing a decrease of 51.0%. This decrease in homes sold was primarily due to the increased level of uncertainty in the residential real estate market and our associated intentional reduction in home acquisition pace throughout 2025, which left us with fewer homes in our real estate inventory available for sale during the nine months ended September 30, 2026.

This decrease in homes sold was partially offset by an increase in the average resale home price from $342,000 in the nine months ended September 30, 2025 to $354,000 in the nine months ended September 30, 2026. This increase was primarily due to higher average acquisition prices of homes sold in the respective periods.

Renovate revenue decreased by $4.5 million, or 22.5%, to $15.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in Renovate revenue was primarily attributable to a decrease in the average renovation transaction value from $19,300 per home during the nine months ended September 30, 2025 to $13,800 per home during the nine months ended September 30, 2026. This decrease in revenue was partially offset by higher renovation volumes. We completed 1,135 renovation projects during the nine months ended September 30, 2026 compared to 1,049 renovation projects during the nine months ended September 30, 2025, representing an increase of 8.2%.

Other revenue decreased by $2.1 million, or 44.2%, to $2.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in revenue was primarily due to a decrease in the number of Cash Offer Marketplace transactions during the nine months ended September 30, 2026 compared to the nine months ended

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 37

September 30, 2025. The decrease in revenue was also due to the transition from our historical listing service offering as we shifted our focus to agent-led pathways in our Brokerage Services solution.

Cost of Revenue

Our consolidated cost of revenue decreased by $203.0 million, or 48.4%, to $216.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Cash Offer cost of revenue decreased by $199.2 million, or 49.4%, to $203.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily attributable to lower sales volumes.

Renovate cost of revenue decreased by $3.8 million, or 23.4%, to $12.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily attributable to a lower average renovation transaction cost per project, from $15,300 per home during the nine months ended September 30, 2025 to $10,900 per home during the nine months ended September 30, 2026, which was partially offset by an increase in renovation volumes.

Other cost of revenue decreased by $0.1 million, or 21.5%, to $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily driven by lower volumes associated with each of the service offerings included in Other.

Gross Profit

Our consolidated gross profit margin was 8.1% for the nine months ended September 30, 2026 compared to 7.5% for the nine months ended September 30, 2025.

Cash Offer gross profit margin was 6.2% for the nine months ended September 30, 2026 compared to 6.0% for the nine months ended September 30, 2025. The increase in gross profit margin was primarily due to a decrease in the real estate inventory valuation adjustment, from $4.8 million during the nine months ended September 30, 2025 to $0.9 million during the nine months ended September 30, 2026. The increase in gross profit margin was also driven by a lower average real estate inventory holding period during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Renovate gross profit margin was 21.4% for the nine months ended September 30, 2026 compared to 20.5% for the nine months ended September 30, 2025. The increase in gross profit margin was primarily due to a shift in the mix of our renovation projects and the associated project and service fees.

Other gross profit margin was 84.9% for the nine months ended September 30, 2026 compared to 89.3% for the nine months ended September 30, 2025. This decrease in gross profit margin was primarily due to a shift in the product mix of the service offerings included in Other as our Cash Offer Marketplace offering represented a smaller component of Other gross profit during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Sales, Marketing and Operating

Sales, marketing and operating expense decreased by $13.7 million, or 36.8%, to $23.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily attributable to a decrease in variable costs associated with the decrease in homes sold, reduced employee compensation costs, and a $1.6 million decrease in advertising expense as we refined our marketing efforts in response to real estate market conditions.

General and Administrative

General and administrative expense decreased by $0.7 million, or 3.3%, to $19.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily attributable to decreases in lender fees in connection with reduced borrowings on our credit facilities and operating lease costs, which was partially offset by increased fees associated with legal and other professional obligations.

Technology and Development

Technology and development expense was $2.8 million during each of the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, third-party consulting fees increased, which was offset by lower software subscription fees compared to the nine months ended September 30, 2025.

Change in Fair Value and Expiration of Warrant Liabilities

Change in fair value and expiration of warrant liabilities for the nine months ended September 30, 2026 represents a gain of $0.4 million as a result of the fair value adjustment and subsequent expiration of our warrant liabilities, and a loss of $0.9 million during the nine months ended September 30, 2025, as a result of the fair value adjustment of our warrant liabilities.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 38

Interest Expense

Interest expense decreased by $5.6 million, or 51.7%, to $5.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $46.2 million decrease in the average outstanding balance of our secured credit facilities and other debt, from $203.5 million during the nine months ended September 30, 2025 to $157.3 million during the nine months ended September 30, 2026. The decrease in expense was also due to a 0.4% decrease in the weighted average variable interest rates associated with our secured credit facilities and other debt. These decreases were partially offset by interest expense associated with our revolving credit facility, which was entered into during July 2025, and an additional $5.0 million borrowed under the facility in September 2026.

Other Income, Net

Other income, net principally represents interest income earned on our cash and cash equivalents during each of the nine months ended September 30, 2026 and 2025, along with losses from the disposal of property and equipment in both periods.

Income Tax Expense

We recorded income tax expense of less than $0.1 million and $0.4 million during the nine months ended September 30, 2026 and 2025, respectively, and our effective tax rate was an expense of 0.1% and 1.2% during the respective periods. Our effective tax rate during the nine months ended September 30, 2026 differed from the federal statutory rate of 21% primarily due to state taxes and net operating loss carryforwards.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had cash and cash equivalents of $12.1 million, which consists of operating cash on deposit with financial institutions. Our principal sources of liquidity have historically consisted of cash generated from our operations and financing activities.

With the exception of the year ended December 31, 2021, during which we generated net income, we have incurred losses each year from inception and during the three and nine months ended September 30, 2026, and may incur additional losses in the future. Since our launch in 2015, we have invested significantly in the development and expansion of our operations. These investments include continual improvements to our software and technology platform, including more recently, the development of our AI-driven operating architecture, along with improvements in our infrastructure. We have also invested in sales and marketing as we have increased our market penetration in existing markets, and grown our business through new market expansion and the increased offering of other real estate service solutions.

While we remain focused on strategically strengthening our presence within existing markets through our various real estate service solutions, we expect our working capital requirements will continue to increase over the long term as we seek to expand our operations and implement our long-term strategic initiatives over time.

In connection with our efforts to expand our operations, strengthen our balance sheet and support our working capital requirements, we have executed the following transactions during 2026:

•
January 2026 Registered Direct Offering – In January 2026, we issued and sold 1,000,000 shares of our common stock for $18.00 per share, resulting in gross proceeds of $18.0 million, before deducting placement agent fees and other offering expenses (as adjusted for the Reverse Stock Split).
•
Sale Agreement – During the three months ended September 30, 2026, we sold 318,170 shares of our common stock under the Sale Agreement for aggregate gross proceeds of $1.3 million, before commissions and other offering costs of $0.1 million. As of September 30, 2026, we had $68.4 million of remaining availability under the Sale Agreement.
•
Revolving Credit Facility – In September 2026, we amended our revolving credit facility, which, among other things, increased the borrowing capacity from $15.0 million to $20.0 million.

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

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 39

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

Buying and selling high-valued assets, such as single-family residential homes, is very cash intensive and has a significant impact on our liquidity and capital resources. We have historically used non-recourse secured credit facilities, consisting of both senior and mezzanine secured credit facilities, to finance a significant portion of our real estate inventory and related home renovations. Our senior and mezzanine secured credit facilities, however, are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if it chooses not to do so. Our ability to obtain and maintain access to these or similar kinds of credit facilities is significant for us to operate the business.

While we have expanded our real estate service solutions beyond our Cash Offer service over time, including growing our other real estate service solutions which require lower levels of capital investment, our Cash Offer service continues to generate the substantial majority of our consolidated revenue. As a result, our financing needs continue to be significantly impacted by the level of transaction volumes in our Cash Offer service. Given the importance of our secured credit facilities in financing our real estate inventory purchases and renovation projects, we continually monitor our anticipated financing requirements and may from time to time adjust the composition of our credit facilities to correspond with such requirements. These changes may include modifying the available borrowing capacity under our secured credit facilities or realigning the credit facility provider mix.

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

During 2026, we have increased the utilization of our portfolio intelligence platform to streamline our evaluation and underwriting process and steadily increase our home acquisition pace, with 605 homes acquired in the third quarter of 2026, compared to 268 homes in the second quarter and 159 homes in the first quarter. Although we continue to leverage our portfolio intelligence platform to improve the quality of homes in our real estate inventory mix, we anticipate the ongoing economic uncertainties and affordability pressures will continue to affect consumer purchasing behavior during the fourth quarter of 2026. Given the recent rapid rise in mortgage interest rates and the seasonality of the residential real estate market, we began slowing our home acquisition pace in October and expect to continue doing so for the foreseeable future.

In connection with our increasing home acquisition pace during the first nine months of 2026, we continued to adjust the composition of our credit facilities to support our financing requirements, including increasing the available borrowing capacity under certain facilities and evaluating new potential debt arrangements.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 40

Senior Secured Credit Facilities

The following summarizes certain details related to our senior secured credit facilities (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Senior financial institution 1	$—	$200,000	$200,000	$26,037	6.48%	January 2027	June 2027
Related party facility 2	7,500	7,500	15,000	1,098	13.00%	October 2026	April 2027
Senior financial institution 4	—	50,000	50,000	21,448	9.01%	October 2026	March 2027
Senior financial institution 5	—	150,000	150,000	147,794	7.95%	August 2027	August 2027
Senior secured credit facilities	$7,500	$407,500	$415,000	$196,377

As of September 30, 2026, we had multiple senior secured credit facilities, including one with a related party. Borrowings under the senior secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Additionally, our senior secured credit facilities also have interest rate floors. We may also pay fees on our senior secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

Borrowings under our senior secured credit facilities are collateralized by the real estate inventory financed by the senior secured credit facility. The lenders have legal recourse only to the assets securing the debt and do not have general recourse against us with limited exceptions. We have, however, provided limited non-recourse carve-out guarantees under our senior and mezzanine secured credit facilities for certain of our special purpose entities’ obligations. Each senior secured credit facility contains eligibility requirements that govern whether a property can be financed. When we resell a home, the proceeds are used to reduce the corresponding outstanding balance under the related senior and mezzanine secured credit facilities.

During October 2026, we amended and restated our senior secured credit facility with financial institution 4, which, among other things, extended the revolving period to September 2027 and the final maturity date to March 2028. Additionally, in October 2026, we amended and restated our senior secured credit facility with financial institution 5, which, among other things, increased the uncommitted borrowing capacity to $200 million.

Mezzanine Secured Credit Facilities

In addition to the senior secured credit facilities, we have historically used mezzanine secured credit facilities which are structurally and contractually subordinated to the related senior secured credit facilities. The following summarizes certain details related to our mezzanine secured credit facility with a related party (in thousands, except interest rates):

	Borrowing Capacity			Outstanding	Weighted- Average Interest	End of Revolving / Withdrawal	Final Maturity
As of September 30, 2026	Committed	Uncommitted	Total	Amount	Rate	Period	Date
Related party facility 1	$—	$35,000	$35,000	$2,351	13.00%	March 2027	March 2027
Mezzanine secured credit facilities	$—	$35,000	$35,000	$2,351

Borrowings under our mezzanine secured credit facilities accrue interest at a rate based on a SOFR reference rate, plus a margin which varies by facility. Additionally, our mezzanine secured credit facilities also have interest rate floors. We may also pay fees on our mezzanine secured credit facilities, including a commitment fee, a usage fee and/or fees on certain unused portions of the committed borrowing capacity under the respective credit agreements.

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

Covenants for Senior Secured Credit Facilities and Mezzanine Secured Credit Facilities

Our secured credit facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits. The terms of these facilities and related financing documents require compliance with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2026, we were in compliance with all covenants and no event of default had occurred.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 41

Senior Secured Debt - Other

We have a borrowing arrangement with a financial institution to support purchases of real estate inventory. Borrowings under this arrangement accrue interest at a rate based on a SOFR reference rate, plus a margin. As of September 30, 2026 and December 31, 2025, the weighted-average interest rate under our other senior secured debt was 8.26% and 8.92%, respectively.

Revolving Credit Facility

In September 2026, we amended our revolving credit facility, which, among other things, increased the borrowing capacity from $15.0 million to $20.0 million. The revolving credit facility has a three-year term expiring in July 2028. Borrowings under the revolving credit facility accrue interest at 8.50% per annum and are secured by certain of our assets. The revolving credit facility includes customary financial and other covenants, such as maintaining a minimum level of liquidity, and events of default. As of September 30, 2026, we had $19.7 million in outstanding borrowings under the revolving credit facility, net of debt financing costs, and we were in compliance with all covenants and no event of default had occurred.

Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(159,386)	$16,307
Net cash used in investing activities	(9)	(1,060)
Net cash provided by (used in) financing activities	145,687	(55,229)
Net change in cash, cash equivalents and restricted cash	$(13,708)	$(39,982)

Operating Activities

Net cash (used in) provided by operating activities was ($159.4) million and $16.3 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net cash used in operating activities primarily resulted from an increase in real estate inventory of $138.3 million, as we increased our home acquisition pace during the first nine months of 2026. Net cash used in operating activities was also impacted by the $30.9 million net loss during the period, which included $2.9 million of non-cash stock-based compensation expense and a $0.9 million non-cash real estate inventory valuation adjustment.

For the nine months ended September 30, 2025, net cash provided by operating activities primarily resulted from a $47.0 million decrease in real estate inventory due to our focus on selling through our aged real estate inventory and intentional reduction in home acquisition pace during the period. Net cash provided by operating activities during the nine months ended September 30, 2025 was also impacted by the $37.6 million net loss during the period, which included a $4.8 million non-cash real estate inventory valuation adjustment and $3.9 million of non-cash stock-based compensation expense.

Investing Activities

Net cash used in investing activities was less than $0.1 million and $1.1 million during the nine months ended September 30, 2026 and 2025, respectively, and in both periods principally represented purchases of property and equipment, partially offset by proceeds from the sale of property and equipment.

Financing Activities

Net cash provided by (used in) financing activities was $145.7 million and ($55.2) million during the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by financing activities during the nine months ended September 30, 2026 primarily consisted of a net increase in secured credit facility and other debt funding of $123.0 million, resulting from $295.7 million of borrowings, partially offset by $172.7 million of repayments. The net increase in secured credit facility and other debt funding was primarily related to the increase in financed real estate inventory during the period. Net cash provided by financing activities during the nine months ended September 30, 2026 was also due to $18.0 million of gross proceeds from the January 2026 Offering, $5.0 million of additional borrowings under our revolving credit facility and $1.3 million of gross proceeds from the Sale Agreement.

Net cash used in financing activities during the nine months ended September 30, 2025 primarily consisted of $456.3 million of repayments of secured credit facilities and other debt, which was partially offset by $360.6 million of borrowings from secured credit facilities and other debt. This net decrease in secured credit facility funding of $95.7 million was related to the decrease in financed real estate inventory during the period, along with reduced borrowing levels as a result of certain secured credit facility lenders advancing new loan funds at a lower rate during the nine months ended September 30, 2025. This was partially offset by $21.7 million of gross proceeds from the Sale Agreement, $15.0 million of borrowings on our revolving credit facility and $6.0 million of gross proceeds from our July 2025 Offering.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 42

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and its principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

None.

Purchase of Equity Securities

The Company did not repurchase shares of its common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Interim CFO Employment Agreement

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2026, the Board appointed Andrew Pieper as Interim Chief Financial Officer, effective October 20, 2026. On November 2, 2026, in connection with Mr. Pieper’s appointment, the Company entered into an amended and restated employment agreement with Mr. Pieper (the “Employment Agreement”), effective as of October 20, 2026. The material terms and conditions of the Employment Agreement are summarized below.

The term of employment under the Employment Agreement is for one year and will automatically renew for successive one-year periods, unless either party provides at least 45 days of advance written notice of the party’s intention not to renew the then-current term. Pursuant to the Employment Agreement, Mr. Pieper is entitled to receive an annual base salary of $450,000, pro-rated for partial years of employment and subject to annual review and increase by the Board or a subcommittee thereof in its discretion. In addition, he is eligible to earn annual performance bonuses, based on the achievement of individual and/or Company performance goals established by the Board, with a target equal to 75% of his then-current annual base salary (but pro-rated for 2026). The payment of any annual bonus, to the extent any such bonus becomes payable, will be made no later than March 15 of the calendar year following the calendar year for which the Board certifies in writing that performance goals have been met; any such payment will be subject to Mr. Pieper’s continued employment through the last day of the applicable calendar year.

In addition, Mr. Pieper is eligible to receive equity-based compensation awards as determined by the Board (or a subcommittee thereof) from time to time.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 44

Under the Employment Agreement, on a termination of Mr. Pieper’s employment by the Company without “cause”, by Mr. Pieper for “good reason” (as defined in the Employment Agreement) or by reason of a non-renewal of the term by the Company (each, a “Qualifying Termination”), he is eligible to receive the following severance payments and benefits:

(i) (A) an amount equal to his then-current annual base salary, payable in substantially equal installments in accordance with the Company’s normal payroll practices over 12 months following the date of termination; or (B) if such Qualifying Termination occurs within the period commencing three months prior to and ending one year following the date on which a Change in Control (as defined in the Company’s 2021 Incentive Award Plan) is consummated (a “CIC Termination”), an amount equal to the sum of his then-current base salary and target bonus, generally payable in installments over 12 months following the date of termination or, if the CIC Termination occurs on or within one year following the Change in Control, in a single lump sum within 30 days following the date of termination;

(ii) if such Qualifying Termination is a CIC Termination, an amount equal to the pro-rata portion of his annual bonus that would have otherwise been earned for the year in which the termination occurs (determined in accordance with the Employment Agreement and pro-rated based on the number of days Mr. Pieper was employed by the Company during such year), payable no later than March 15 of the year following the year in which the termination occurs;

(iii) Company-paid healthcare coverage and life insurance for up to 12 months following the date of termination; and

(iv) if such Qualifying Termination is a CIC Termination, any then-outstanding unvested Company equity compensation award that vests solely based on time shall become fully vested on an accelerated basis as of the date of termination (or upon the Change in Control, if later), and any equity compensation awards that are subject to performance conditions shall be treated in accordance with the terms and conditions set forth in the applicable award agreement.

The eligibility of Mr. Pieper to receive such severance payments and benefits upon a Qualifying Termination, as described above, is subject to his timely execution and non-revocation of a general release of claims in favor of the Company and his continued compliance with his restrictive covenant obligations.

In addition, the Employment Agreement contains customary confidentiality and assignment of inventions provisions, as well as (i) standard non-compete and service provider/customer non-solicitation restrictions effective during employment and for 18 months thereafter and (ii) non-disparagement provisions, effective during employment or service and for 24 months thereafter. Further, the Employment Agreement includes a “best pay” provision under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), pursuant to which any “parachute payments” that become payable to Mr. Pieper will either be paid in full or reduced so that such payments are not subject to the excise tax under Section 4999 of the Code, whichever results in the better after-tax treatment to him.

In connection with Mr. Pieper’s appointment, Mr. Pieper entered into the Company’s standard form of indemnification agreement for directors and officers.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b) None.

(c) During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 45

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Fourth Restated Certificate of Incorporation, dated June 8, 2026	8-K	001-39641	3.1	6/9/26
3.2	Amended and Restated Bylaws	8-K	001-39641	3.3	6/9/26
10.1	First Amendment to Second Amended and Restated Revolving Loan Agreement, dated as of August 26, 2026, by and among OP SPE SUMMIT, LLC, WHGG II TRUST, and ASCENT DEVELOPER SOLUTIONS LLC	8-K	001-39641	10.1	8/31/26
10.2+	Third Amended and Restated Revolving Loan Agreement, dated as of October 7, 2026, by and among OP SPE Summit, LLC, WHGG II TRUST, and Ascent Developer Solutions LLC	8-K	001-39641	10.1	10/13/26
10.3*	Amended and Restated Employment Agreement, dated as of November 2, 2026, by and between Offerpad Solutions Inc. and Andrew Pieper
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFERPAD SOLUTIONS INC.

Date: November 2, 2026	By:	/s/ Brian Bair
Brian Bair
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Andrew Pieper
Andrew Pieper
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Offerpad Solutions Inc. | Third Quarter 2026 Form 10-Q | 47